Form 10-K
period 2005-12-31
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2006-03-31
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-1363044
Nevada	20-2546581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 East Tropicana Avenue, Las Vegas, NV 89109

(Address and telephone number of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:            (702) 597-6076

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of each class)

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

i

PART I

ITEM 1.          BUSINESS.

Corporate Organization

We were formed in June of 2004 to acquire the Hôtel San Rémo Casino and Resort, or the Hôtel San Rémo, a casino hotel located in Las Vegas, Nevada from Eastern & Western Hotel Corporation, or Eastern & Western.  The Hôtel San Rémo is now known as Hooters Casino Hotel.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in south Florida and the State of Nevada.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars, and operate a Hooters food business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates four Dan Marino concept restaurants.

EW Common LLC was formed to hold Eastern & Western’s membership interest in us.  Eastern & Western owns 90% of EW Common LLC while our chief operating officer, Michael Hessling, owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western and its affiliates owned the Hôtel San Rémo from November 1988 until our acquisition of the hotel casino in August of 2004.  Mr. Hessling served as Hôtel San Rémo’s executive vice president and chief operating officer from January 1989 until our acquisition, at which time he became our chief operating officer.

Our affiliates have granted us assignments of certain licenses pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, solely for the purposes of allowing us to operate a Hooters Casino Hotel located at our property.  Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, HI Limited Partnership, a royalty fee.  For more information, see “Item 1. Business—Intellectual Property” and “Item13. Certain Relationships and Related Transactions.”  Hooters of America, Inc. is the general partner of HI Limited Partnership and we refer to HI Limited Partnership and Hooters of America, Inc. collectively as “Hooters of America.”  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of 381 Hooters restaurants.  We are not affiliated with Hooters of America.

Before we received our necessary gaming licenses and prior to November 1, 2005, the Hôtel San Rémo was operated by Eastern & Western pursuant to two separate leases with us.  These leases were terminated when we received our gaming license.  The following chart illustrates our corporate structure:

(1)          155 East Tropicana Finance Corp. was formed for the sole purpose of facilitating the issuance of the Notes (defined below).

Company Debt

On March 29, 2005 we issued $130,000,000 aggregate principal amount of our 8 ¾ % Senior Secured Notes due 2012, or the old notes, to Jefferies & Company, Inc. and Wells Fargo Securities, LLC in a private placement.  The initial purchasers, Jefferies & Company, Inc. and Wells Fargo Securities, LLC, then sold the notes to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act of 1933, or the Securities Act.  We subsequently filed a registration statement on Form S-4 with the Securities and Exchange Commission, or the Commission, registering new notes for an identical principal amount.  Once this registration became effective on June 24, 2005, we conducted an exchange offer of the old notes for the new notes, or the Notes.  The terms of each of the Notes are identical to the old notes, except that the new notes were registered under the Securities Act of 1933, or the Securities Act, are not entitled to certain registration rights relating to the old notes and do not contain provisions for liquidated damages.  Each of the Notes represents the same debt as the applicable old notes and the Notes were issued under the same indenture as the applicable old notes.  All of the old notes were exchanged for Notes under the exchange offering.

We used the net proceeds from the sale of the old notes to (i) refinance existing indebtedness, (ii) pay related fees and expenses and, (iii) together with cash from operations and furniture, fixtures and equipment financing, renovate the hotel casino, as well as provide additional working capital.

We make interest payments on the Notes semiannually, on each April 1 and October 1, beginning as of October 1, 2005.  The Notes and any guarantees thereof are secured by a (1) security interest in substantially all of our and any guarantors’ existing and future assets (other than certain excluded assets), (2) our equity interest in the equity interest of any guarantors and (3) the renovation disbursement and interest reserve accounts.  The indenture covering the Notes allowed us to obtain an up to $15 million new secured credit facility through Wells Fargo Foothill, Inc. contemporaneously with the closing of the old notes, on March 29, 2005.  Our obligations under such senior secured credit facility are secured by a lien on the collateral securing the Notes and any guarantees (other than the interest reserve account).  Pursuant to an intercreditor agreement, this lien is senior (except for the lien on the renovation disbursement account, which is subordinated) to the lien of the collateral securing the Notes and any guarantees.  The collateral does not include gaming equipment purchased through furniture, fixture and equipment purchase money financing and certain other purchase money financings, and there are not any restrictions on the amount of gaming equipment financed in this manner.

The Hôtel San Rémo

We own the Hooters Casino Hotel, formerly the Hôtel San Rémo in Las Vegas, Nevada, which was recently renovated and re-branded.  The renovation commenced on March 29, 2005, and the Hooters Casino Hotel opened to the public on February 3, 2006.  We purchased the former Hôtel San Rémo in August of 2004.  Our property is located one-half block from the intersection of Tropicana Avenue and Las Vegas Boulevard, a major intersection on the Las Vegas strip that is within walking distance to approximately 25,000 hotel rooms.

Prior to the renovation, Hôtel San Rémo featured 711 hotel rooms, including 17 suites, and an approximately 24,000 square-foot casino with 532 slot and video poker machines, 16 table games, a sports book and keno. The Hôtel San Rémo remained open during our renovation, although only on a limited basis from late October 2005 until we opened the property as the Hooters Casino Hotel on February 3, 2006.

Hooters Casino Hotel

The Hooters Casino Hotel features the famous Hooters décor, and the Hooters brand is a prominent component of the facility. Our renovations have refreshed and upgraded the property, and provide several new restaurant offerings.  The Hooters Casino Hotel features:

•                  an approximately 29,000 square foot “Hooters” themed casino floor with approximately 658 state-of-the-art slot and video poker machines and 31 table games;

•                  696 newly renovated hotel rooms, including 17 suites;

•                  a tropical pool area featuring beach sand, palm trees, lagoon style waterfall, cabanas, and Nippers Pool Bar;

•                  distinctive dining and entertainment options, including:

-                    a world famous Hooters restaurant;

-                    Dan Marino’s Fine Food and Spirits, a restaurant featuring American cuisine;

-                    “13” Martini Bar, a retro martini lounge featuring live music and nightly entertainment;

-                    The Bait Shoppe, a gourmet food café and sushi bar conveniently located at poolside;

-                    Porch Dogs, a Caribbean themed casual indoor-outdoor club offering music and cocktails;

-                    Pete & Shorty’s Tavern, a casual and comfortable restaurant bar featuring a sports book and a poker room;

-                    The Dam Restaurant, a 24-hour café offering both buffet style food and tableside food service; and

-                    The Lobby Bar, a 24-hour bar located at the entrance to the casino, featuring service by the world famous Hooters girls.

•                  Splurge, a retail store selling Hooters branded merchandise.

•                  SASS, a day spa, salon and workout facility.

The Renovation

The renovation of the Hooters Casino Hotel commenced on March 29, 2005.  We plan to spend a total of approximately $65.1 million for the renovation of the property, and as of December 31, 2005 had spent approximately $28.1 million.  Our strategy is to build on Hooters’ reputation as a casual, relaxed, fun, and welcoming environment. We believe that Hooters’ strong brand name recognition and our favorable location will generate significant visitor traffic. The key elements of our renovation of the property are:

Redesign Main Entrance.  We have renovated the main entrance to adopt the Hooters décor of natural wood, tin, and orange. The Hooters brand is a prominent component of the main entrance and we have replaced the existing doors with new 12-foot high clear glass doors to make the casino area clearly visible from the outside and the immediate entrance area. We also have made improvements to the traffic flow around the entrance areas that we expect will improve pedestrian traffic into the casino. In addition, we have added significant new signage to the property, including a large marquee in front of the property. We anticipate that these improvements will result in more walk-in visitors to the casino and our other attractions and amenities.

Renovate and Expand Casino.  We have expanded and renovated our casino from approximately 24,000 square feet to approximately 29,000 square feet and have designed the casino to be more inviting and to better use the available space, allowing us to add new gaming equipment. We now feature 658 state-of-the-art slot and video poker machines, 31 table games, sports book, keno and a poker room. To make the casino more inviting, we have raised the elevation of the ceiling in some areas for a more open feeling from approximately nine feet to approximately 16 feet, updated the ceiling with décor of natural wood, tin, and orange, re-carpeted the gaming area with new Hooters-themed carpet and installed wood floor in the surrounding area. In addition, adjacent to the entrance, we have added a Hooters bar, serving beer and cocktails to casino guests, and a retail store, selling Hooters branded merchandise.

New Dining and Entertainment Options.  We offer distinctive dining and entertainment options, including the 200-seat Hooters Restaurant, the 287-seat Dan Marino’s Fine Food and Spirits, a 175 person occupancy “13” Martini Bar, the 75-seat Pete & Shorty’s Tavern, the 175-seat the Dam Restaurant, the 43-seat The Bait Shoppe, the 185-seat Porch Dogs, and a 350 person occupancy Nippers Pool Bar. To house our new Dan Marino’s restaurant, we built a new building adjacent to the main entrance. The restaurant is visible from both outside and inside the property. In addition, Dan Marino’s restaurant features a bar that serves customers from both the casino floor and the restaurant.

Hotel.  We have significantly remodeled our hotel rooms.  The newly renovated 696 rooms feature a Caribbean/Florida theme and new furniture, carpets, painted textured walls, lighting, art-work and bedspreads. We have also renovated the bathrooms with new paint, fixtures, and upgraded amenities. The common hotel areas have been updated with new carpet, paint, doors and signage.

Renovate and Expand the Pool Area.  We have expanded and upgraded the existing pool area to include tropical heated pools with beach sand, palm trees, three in-ground Jacuzzis, lagoon style waterfalls, 3 poolside cabanas, and Nippers Pool Bar, a swim up bar.

The total cost to renovate, equip, and re-open the property is expected to be approximately $65.1 million. We have spent approximately $28.1 as of December 31, 2005.  We expect to spend approximately $47.7 million on renovations, which includes a $36.5 million guaranteed maximum price construction contract with The PENTA Building Group, Inc. and approximately $11.2 million on design fees, permits, and non-gaming equipment.  In addition, we expect to spend approximately $7.1 million on state-of-the-art gaming equipment and approximately $10.3 million for working capital and pre-opening expenses.  We continued to keep the existing Hôtel San Rémo operations open during the renovation, although only on a limited basis from late October 2005 until the grand opening of the Hooters Casino Hotel on February 3, 2006.

Competition

We face competition in the market in which we are located as well as in or near any geographic area from which we attract or expect to attract a significant number of our customers. As a result, our casino property faces direct competition from all other casinos and hotels in Las Vegas and to a lesser extent, in the Mesquite, Laughlin, Reno and Lake Tahoe areas of Nevada and in Atlantic City, New Jersey, and in the California gaming market, as well as from other forms of gaming.

Las Vegas, Nevada.  The hotel casino industry in Las Vegas is highly competitive. The Hooters Casino Hotel competes, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size. The Hooters Casino Hotel competes with numerous resorts and hotel casinos on the Las Vegas strip and in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas. Many competing properties have themes and attractions which draw a significant number of visitors and compete with our property for hotel and gaming customers. Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. Furthermore, additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years. We seek to differentiate the Hooters Casino Hotel from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we provide and the added value of the Hooters brand.

California Gaming Market.  Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games. A number of Native American tribes have already signed, and others have begun signing, gaming compacts with the State of California.  As of June 28, 2005, 61 compacts have been approved by the federal government and casino-style gaming is legal in California on those tribal lands. According to the National Indian Gaming Commission, as of March 23,

2006, there are approximately 58 operating tribal casinos in California. In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state. The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.

Other Forms of Gaming.  We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, dockside casinos, riverboat casinos, on- and off-track wagering and card parlors. The recent and continued expansion of legalized casino gaming into new jurisdictions throughout the United States has increased competition faced by us and will continue to do so in the future. Additionally, if gaming were legalized or expanded in jurisdictions near any geographic area from which we attract or expect to attract a significant number of our customers, we could face additional competition which could have a significant adverse impact on our business, financial condition and results of operations. There can be no assurance that we will be able to continue to compete successfully in our existing markets or that we will be able to compete successfully against any such future competition.

Intellectual Property

We have entered into an assignment agreement with Florida Hooters, LLC which grants us the right to use certain intellectual property in connection with the operation of the Hooters Casino Hotel. The intellectual property covered by these agreements is described below. Additionally, we have been granted a royalty-free license to the Pete & Shorty’s mark.  For more detailed information, see “Item 13. Certain Relationships and Related Transactions.”

Hooters Trademark.  The Hooters trademark and logo insignia are the exclusive property of Hooters of America. We have an exclusive license to use the Hooters brand in connection with gaming, casino or combined hotel, gaming and casino operations solely at the Hooters Casino Hotel property. Florida Hooters, LLC originally obtained the license through an assignment from Hooters Gaming Corporation, an affiliated entity under common ownership with Hooters Gaming LLC. The underlying license agreement was executed between Hooters of America and Hooters Gaming Corporation, and granted to Hooters Gaming Corporation an exclusive license to use the licensed intellectual property in connection with gaming, casino or combined hotel, gaming and casino operations within the State of Nevada. Hooters Gaming Corporation retained any and all rights and obligations in the licensed intellectual property pursuant to the license agreement for all locations within Nevada other than the Hooters Casino Hotel. Under an Affirmation and Acknowledgement agreement between Hooters Gaming Corporation and 155 East Tropicana, LLC, Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel on the Las Vegas strip, until such time as none of the Notes is outstanding. Additionally, under the agreement, Hooters Gaming Corporation agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel in Clark County, Nevada for a period of four years from the issuance of the Notes or such earlier time as none of the Notes is outstanding.

Combined hotel, gaming and casino operations contemplated under the license agreement include, but are not limited to, the right to provide the following within the facility: (i) room service; (ii) restaurant operations, subject to the consent of Las Vegas Wings, Inc., as the franchisee of the rights to operate Hooters restaurants in Nevada (which consent has been obtained); (iii) retail sales facilities in which third parties are permitted to conduct retail sales of all kinds; and (iv) entertainment facilities, subject to certain quality standards. In connection with such operations, we have the right to (i) sell approved merchandise bearing some or all of the licensed intellectual property, (ii) use the licensed intellectual property and Hooters Girls to promote, market and advertise such facilities worldwide, and (iii) include Hooters Girls as part of any facility staff.

We are required to pay Hooters of America an annual fee equal to $500.  In addition, we will pay to Hooters of America a royalty in an amount equal to two percent (2%) of all net revenues generated in connection with licensed activities (which includes net revenues generated in connection with the Hooters restaurant operation) upon the opening of the Hooters Casino Hotel in February 2006. We are also required by the license agreement to maintain certain quality standards for the use of the Hooters brand.

Hooters Restaurant Concept.  Pursuant to a consent from Las Vegas Wings, Inc., we have the right to use the Hooters restaurant concept at the hotel casino.  The consent permits worldwide promotion, marketing and advertising of the hotel casino and its services. In addition, under the consent, Las Vegas Wings, Inc. has agreed not to (and not to grant a license to any other person to) open a Hooters restaurant on the Las Vegas strip (as defined in the agreement).

Dan Marino Concept Restaurants.  We have an exclusive license to use certain intellectual property to operate and promote restaurants, taverns, lounges and bars using the marks “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar,” which is operated in conjunction with Dan Marino’s Fine Food & Spirits, at the hotel casino. Florida Hooters, LLC was granted the license from Lags Ventures, Inc., an affiliated entity under common ownership with Lags Ventures, LLC. The initial term of the agreement is 20 years but may be extended for an additional ten years. See “Item 13. Certain Relationships and Related Transactions.”

Pete & Shorty’s.  Pete & Shorty’s, Inc. has granted us a nonexclusive, royalty-free license to use the Pete & Shorty’s mark in connection with a restaurant, bar and lounge at the Hooters Casino Hotel. Pursuant to the license agreement, we can also use the mark in connection with affiliated merchandise, entertainment and casino services. However, Pete & Shorty’s, Inc. maintains the right to obtain federal and/or state registrations for any and all additional services, other than restaurant, bar and cocktail lounge services, which we provide at the Hooters Casino Hotel.

Employees

We did not have any employees until November 1, 2005, when we terminated the hotel and casino leases with Eastern & Western.  Until that date, the hotel casino operations were operated by Eastern & Western, who employed approximately 500 full time and part time employees.  As of December 31, 2005, we had 675 employees.  As of March 23, 2006, we had approximately 1,350 employees.  None of the employees is covered by a collective bargaining agreement nor are any employees members of unions.  We cannot assure that one or more unions will not attempt to organize our employees.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act, and various local regulations. In addition, our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, or the Nevada Commission, the Nevada State Gaming Control Board, or the Nevada Board, or the Clark County Liquor and Gaming Licensing Board, or the CCLGLB (together with the Nevada Commission and the Nevada Board, the Nevada Gaming Authorities). We received our license from the Nevada Gaming Authorities as a limited liability company licensee in October 2005 and are registered with the Nevada Commission as a publicly traded corporation, referred to as a Registered Corporation. In addition, Florida Hooters LLC and EW Common LLC are registered with the Nevada

Gaming Authorities as intermediary companies and licensed as the members of 155 East Tropicana, LLC. Hooters Gaming LLC, Lags Ventures, LLC, and Eastern & Western are registered with the Nevada Gaming Authorities as holding companies and were found suitable as members of Florida Hooters LLC and EW Common LLC, respectively. Also, Messrs. Lageschulte, DiGiannantonio, Ranieri, Droste, Johnson, Blakely, S. Izumi, T. Izumi and Hessling are individually licensed as our managers. Neil Kiefer and Deborah Pierce also hold individual licenses as our officers. Finally, because we pay a percentage of our net profits directly earned from our gaming activities to Hooters Gaming Corporation, it is licensed by the Nevada Gaming Authorities as well.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•             the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•             the establishment and maintenance of responsible accounting practices and procedures;

•             the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•             the prevention of cheating and fraudulent practices; and

•             providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our business, financial condition and results of operations.

Corporations and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information that the Nevada Commission may require.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our owners, officers, managers and certain key employees are required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an owner, officer, manager or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

As licensees, we are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us must be reported to the Nevada Commission.

If it were determined that we violated the Nevada gaming laws, our gaming licenses and registrations with the Nevada Commission could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada laws at the discretion of the Nevada Commission. Further, the Nevada Commission could appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of our gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

Since we do not intend to register or sell any of our equity securities, every holder of our equity securities is required to be licensed by the Nevada Gaming Authorities. In addition, as 155 East Tropicana, LLC has been licensed by the Nevada Gaming Authorities and has become a Registered Corporation, none of its membership interests can be issued, sold, assigned, transferred, pledged, or otherwise disposed of without the prior approval of the Nevada Board and the Nevada Commission. In addition, the pledge of our equity interests as security for the Notes was approved by the Nevada Board and the Nevada Commission at the time 155 East Tropicana, LLC was licensed by and registered with the Nevada Commission, which was necessary in order for such pledge to remain effective.

If certain exemptions are granted under the Nevada Act to a Registered Corporation, then any person who acquires more than 5% of a Registered Corporation’s voting securities is required to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring the filing for a finding of suitability. Under certain circumstances, an “institutional investor,” as defined in the regulations of the Nevada Commission, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of managers, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•             voting on all matters voted on by stockholders;

•             making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•             other activities as the Nevada Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Under the Nevada Act, under certain circumstances, an institutional investor as defined in the Nevada Act, which intends to acquire not more than 15% of any class of securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holder or intermediary company of the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such securities only for investment purposes. An institutional investor shall not be deemed to hold securities only for investment purposes unless the securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding securities only for investment purposes. Activities that are not deemed to be inconsistent with holding securities only for investment purposes include:

•             nominating any candidate for election or appointment to the entity board of directors or equivalent in connection with a debt restructuring;

•             making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity management, policies or operations; and

•             such other activities as the Nevada Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we:

•             pay that person any dividend or interest upon voting securities;

•             allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•             pay remuneration in any form to that person for services rendered or otherwise; or

•             fail to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

We may be required to disclose to the Nevada Board and the Nevada Commission the identities of all holders of the Notes. The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, including the Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own a debt security, then pursuant to the Nevada Act, the

Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•             pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•             recognizes any voting right by the unsuitable person in connection with debt securities;

•             pays the unsuitable person remuneration in any form; or

•             makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current membership ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

We may not make a public offering of securities without the prior approval of the Nevada Commission if the securities or proceeds from the securities are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for the purposes of constructing, acquiring or financing gaming facilities. Furthermore, any approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. Pursuant to the Nevada Act, any entity which is not an “affiliated company,” as such term is defined in the Nevada Act, or which is not otherwise subject to the provisions of the Nevada Act, including us, which plans to make a public offering of securities intending to use such securities or the proceeds from the sale thereof for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such public offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Chairman of the Nevada Board has ruled that it is not necessary to submit such an application. The exchange offer to exchange the old notes for the Notes constituted a public offering requiring the approval of the Nevada Commission. Accordingly, we filed a written request with the Chairman of the Nevada Board for a ruling that we did not need to submit the exchange offer for prior approval by the Nevada Commission, and such request was granted on June 15, 2005.

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged shares), may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control or ownership of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require the stockholders, officers, managers and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and

Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•             assure the financial stability of corporate gaming operators and their affiliates;

•             preserve the beneficial aspects of conducting business in the corporate form; and

•             promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

The Nevada Act also requires prior approval of a plan of recapitalization proposed by the board of directors in response to a tender offer made directly to the Registered Corporation’s owners for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•             a percentage of the gross revenues received;

•             the number of gaming devices operated; or

•             the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, or “Licensees,” and who is or who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees’ participation in foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

Compliance with Other Laws and Regulations

In addition to the regulations described above, our operations are also subject to extensive state and local laws, regulations and ordinances that apply to non-gaming businesses generally, and, on a periodic basis, we must obtain various other licenses and permits, including those required to sell alcoholic beverages. We have not incurred, and do not expect to incur, material expenditures with respect to these laws and regulations. There can be no assurances, however, that we will not incur material liability under these laws and regulations in the future. See also “Item 1A. Risk Factors—Risks Related to Our Business—Governmental Regulations” and “—Factors Beyond Our Control.”

ITEM 1A.       RISK FACTORS.

The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.

Risks Related to Our Business

License Agreement—We are required to pay numerous royalty and other fees to the licensors, some of whom are our affiliates, for the right to use certain intellectual property.

The Hooters trademark and logo insignia are the exclusive property of Hooters of America.  Pursuant to certain licenses and an assignment of those license rights to us, we have a royalty-bearing license to use certain intellectual property related to the Hooters brand solely for purposes of the operation of a Hooters Casino Hotel located at our property. Our operation of the Hooters Casino Hotel is conditioned on payment of certain royalty fees to Hooters of America and some of our affiliates based on percentages of revenues and sales generated by our gaming and restaurant activities, as described under “Item 1. Business—Intellectual Property” and “Item 13. Certain Relationships and Related Transactions,” and satisfaction of other conditions under the license. Failure to satisfy the conditions could result in termination of the license. Furthermore, in a bankruptcy of a licensor, the bankruptcy court could conclude that the trademark license agreements are executory contracts and, subject to certain legal requirements, may approve rejection of the license agreements. Although we would take the position that our license agreement with Hooters of America is perpetual and not an executory contract, there can be no assurance that a bankruptcy court would so conclude in a bankruptcy of Hooters of America. Rejection would give rise to a claim for damages for breach of the license and might prevent us from continuing to use the trademark or on the same terms. The loss of our license rights could prevent us from operating as the Hooters Casino Hotel, which would have a material adverse effect on our business, financial condition and results of operations.

Use of Hooters Brand—Use of the Hooters brand by entities other than us, including in Las Vegas and other areas of Nevada, could adversely affect our business, financial condition and results of operations.

We will benefit from the name recognition and reputation generated by the Hooters restaurants that are operated worldwide. We have the right to use the Hooters brand and certain related intellectual property solely for purposes of the Hooters Casino Hotel. Hooters Gaming Corporation, an affiliate under common ownership with Hooters Gaming LLC, is the sole owner of the right to use the Hooters brand in connection with the conduct of gaming and the operation of hotels elsewhere in the state of Nevada.

Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel on the Las Vegas strip until the Notes are no longer outstanding. Additionally, Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel in Clark County, Nevada for a period of four years from the issuance of the Notes or such earlier time as none of the Notes is outstanding. However, Hooters Gaming Corporation or its assignee can exploit the Hooters brand and logo in connection with hotel casinos and casinos in other areas of Nevada and elsewhere, including marketing worldwide, and once the Notes are no longer outstanding, on the Las Vegas strip. For example, other Hooters Casino Hotels could be opened in areas (other than the Las Vegas strip) in Las Vegas and Nevada and throughout the world where gaming operations are permitted. In addition, Las Vegas Wings, Inc., an affiliate under common ownership with Lags Ventures, LLC, owns the exclusive right to use the Hooters brand, marks and trade dress on restaurant services elsewhere in Las Vegas (although it has agreed not to open or license another person to open a Hooters restaurant on the Las Vegas strip) and the remainder of the State of Nevada and currently owns two restaurants in Nevada.  As a result, Las Vegas Wings, Inc. or its assignees can exploit the Hooters brand and logo in connection with additional restaurants in Las Vegas or elsewhere in Nevada. See “Item 13. Certain Relationships and Related Transactions.” We cannot assure that the development of other hotel casinos, casinos or restaurants using the Hooters brand in Nevada or elsewhere will not adversely affect our business, financial condition and results of operations. Nor can we assure that our business, financial condition and results of operations will not be adversely affected by the management of the Hooters brand or any negative public image or other adverse event that becomes associated with the Hooters brand.

Licensing—We are required to maintain, gaming, liquor and other licenses to operate the Hooters Casino Hotel. The gaming industry is highly regulated.

Our operation of the Hooters Casino Hotel is contingent upon the maintenance of various regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations. The laws, regulations, and ordinances requiring these licenses, permits and other approvals generally relate to the responsibility, financial suitability and character of the owners and managers of our gaming operations, as well as persons financially interested or involved in our gaming operations, almost all of whom had never been licensed previously. The scope of the approvals required to operate a facility were extensive. Failure to maintain the necessary approvals could adversely affect our ability to operate the Hooters Casino Hotel. See “Item 1. Business—Regulation and Licensing.”

Dependence Upon Cash Flow of Property—Our cash flow to meet our payment obligations under the Notes and our other indebtedness and to fund our operations is dependent solely on the hotel casino.

We deposited a portion of the net proceeds from the offering of the old notes into an interest reserve account to fund, together with interest to be earned thereon, the first two payments of interest on the Notes. Once funds in the interest reserve account have been depleted, we will rely exclusively on cash flow generated by the hotel casino as well as borrowings under our senior secured credit facility to meet our payment obligations under the Notes and our other indebtedness and to fund our operations. If we have insufficient funds available under our senior secured credit facility and the hotel casino is not generating sufficient cash flow to meet our payment obligations under the Notes by the date on which we are required to make the third interest payment on the Notes and our other indebtedness, we may be unable to make the required interest payments to the Note holders, to meet our payment obligations under our other indebtedness and to fund our operations. See “Item 1A. Risk Factors—Risks Related to the Notes and Other Company Debt—Ability to Service Debt.”

Risk of a New Venture—We do not have any prior operating history or history of earnings as the Hooters Casino Hotel.

We were formed to acquire, operate, renovate and re-brand the Hôtel San Rémo. While the Hôtel San Rémo has a history of operations and a history of earnings, we do not. Moreover, in the past, the Hooters brand has not been associated with hotels or casinos. Consequently, we cannot be certain that our construction and renovation to the Hôtel San Rémo and transformation of the Hôtel San Rémo into the Hooters Casino Hotel will attract the number and type of hotel and casino customers and other visitors we desire to achieve our objective of improving the profitability of the hotel casino.

We are subject to significant business, economic, regulatory and competitive uncertainties frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have no operating history, it may be more difficult for us to prepare for and respond to these types of risks, and the other types of risks described herein, as compared with an established business. Our business prospects should be evaluated in light of the difficulties frequently encountered by companies in the early stages of gaming projects and the risks inherent in the establishment of a new business enterprise. There can be no assurance that we will be able to successfully operate the hotel casino or manage these risks successfully, that the hotel casino will be profitable or that we will generate sufficient cash flow to meet our payment obligations under the Notes and our other indebtedness, which would in turn negatively affect our business, financial condition and results of operations.

Competition—We are subject to intense local competition as well as competition in the gaming industry that could hinder our ability to operate profitably.

Competition in Las Vegas has increased over the last several years as a result of significant increases in hotel rooms, casino sizes and convention, trade show and meeting facilities. Our success is dependent upon the success of the hotel casino and its continuing ability to attract visitors and operate profitably. The hotel casino, located one-half block east of the Las Vegas strip, competes with high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on the Las Vegas strip and in downtown Las Vegas, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size. Currently, there are approximately 35 major gaming properties located on or near the Las Vegas strip, 14 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas. Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. Furthermore, additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years. There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular. A decline or leveling off of the growth or popularity of such facilities would adversely affect our business, financial condition and results of operations. See “Item 1. Business—Competition.”

There also is substantial competition among gaming companies in the gaming industry generally, which includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land, including in California, and other forms of legalized gambling. If other casinos operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the locations where we conduct business, we may lose market share. We also compete, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, Internet gaming, on- and off-track wagering and card parlors. In particular, the legalization of gaming or the expansion of legalized gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business, financial condition and results of operations.

Increased competition may also require us to make substantial capital expenditures to maintain and enhance the competitive position of our hotel casino. Because we are highly leveraged, after satisfying our obligations under our outstanding indebtedness, there can be no assurance that we will have sufficient financing to make such expenditures. If we are unable to make such expenditures, our competitive position and our results of operations could be materially adversely affected.

Governmental Regulations—We face extensive regulation from gaming and other government authorities.

As owners and operators of gaming facilities, we are subject to extensive Nevada state and local regulation. Nevada state and local government authorities require us and our subsidiaries to maintain gaming licenses and require our officers and key employees to demonstrate suitability to hold gaming licenses. The Nevada state and local government may limit, condition, suspend or revoke a license for any cause deemed reasonable by the respective licensing agency. They may also levy substantial fines against us or the individuals involved in violating gaming laws or regulations. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

No assurances can be given that any new licenses, registrations, findings of suitability, permits and approvals, including for any proposed expansion of our hotel casino, will be renewed when they expire. Any failure to renew or maintain our licenses or receive new licenses when necessary would have a material adverse effect on us.

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages. We also pay substantial taxes and fees in connection with our operations as a gaming company, which taxes and fees are subject to increase or other change at any time. Any changes to these laws could have a material adverse affect on our business, financial condition and results of operations.

The compliance costs associated with these laws, regulations and licenses are significant. A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely effect our business, financial condition or results of operations.  For more detailed information, see “Item 1. Business—Regulation and Licensing.”

Union Efforts to Organize Employees—Our business, financial condition, and results of operations may be harmed by union efforts to organize our employees.

Our employees are not covered by collective bargaining agreements. If any union seeks to organize any of our employees, we could experience disruption in our business and incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition. If a union were successful in organizing any of our employees we could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations. We may face an increased risk of union activity now that the Hooters Casino Hotel has opened due to a higher profile of the Hooters brand.

Possible Conflicts of Interest—The relationship of our chief executive officer to Hooters Inc. and related entities creates potential for conflicts of interest.

Neil Kiefer, our chief executive officer is the President, Chief Executive Officer and director of Hooters Inc. and related entities, which are based in Florida, and some of which may have interests adverse to us. Due to Mr. Kiefer’s responsibilities to serve both companies, there is potential for conflicts of interest. At any particular time, the needs of Hooters Inc. could cause Mr. Kiefer to devote attention to Hooters Inc. at the expense of devoting attention to us. In addition, matters may arise that place Mr. Kiefer in conflicting positions. No assurance can be given that material conflicts will not arise which could be detrimental to our business, financial condition and results of operations.

Factors Beyond Our Control—Our business, financial condition and results of operations are dependent in part on a number of factors that are beyond our control.

The economic health of our business is generally affected by a number of factors that are beyond our control, including:

•             continued increases in healthcare costs;

•             general economic conditions and economic conditions specific to our primary markets;

•             inaccessibility to our property due to construction on adjoining or nearby properties, streets or walkways;

•             levels of disposable income of casino customers;

•             increased transportation costs;

•             local conditions in key gaming markets, including seasonal and weather-related factors;

•             increase in gaming taxes or fees;

•             decline in tourism and travel due to occurrences or threats of terrorism or other destabilizing events;

•             substantial increase in the cost of electricity, natural gas and other forms of energy;

•             competitive conditions in the gaming industry, including the effect of such conditions on the pricing of our games and products;

•             the relative popularity of entertainment alternatives to casino gaming that compete for the leisure dollar;

•             the adoption of anti-smoking regulations; and

•             an outbreak or suspicion of an outbreak of an infectious communicable disease.

Any of these factors could negatively impact our property or geographic location in particular or the casino industry generally, and as a result, our business, financial condition and results of operations.

Environmental Matters—We are subject to environmental laws and potential exposure to environmental liabilities. This may cause us to incur costs or affect our ability to develop, sell or rent our property or to borrow money using such property as collateral.

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products, asbestos containing materials and other hazardous substances, and the health and safety of our employees. Permits may be required for our operations and these permits are subject to renewal, modification and, in certain cases, revocation. In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating these substances products on, under or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or lease our property or to borrow funds using it as collateral. Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

We have not identified any such issues associated with our property that could reasonably be expected to have an adverse effect on us or the results of our operations. However, it is possible that historical or neighboring activities have affected our property and, as a result, there can be no assurance that material obligations or liabilities under environmental laws will not arise in the future which may have a material adverse effect on us. Moreover, it is also possible that future developments could lead to material environmental compliance costs or other liabilities for us and that these costs could have a material adverse effect on our business and financial condition.

Uninsured Losses—We may incur losses that are not adequately covered by insurance which may harm our financial condition and results of operations.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business and our assets might be subjected. In connection with insurance renewals subsequent to the terrorist events of September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe or lawsuit occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find a replacement for or repair destroyed property and reduce the funds available for payment of our obligations on the Notes and our other indebtedness.

Risks Related to the Notes and Other Company Debt

Substantial Debt—Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other debt.

We have substantial debt. As of December 31, 2005, we have total debt of $130.0 million, and our earnings were insufficient to cover fixed charges by $14.0 million for the year ended December 31, 2005.  We have an interest reserve funded from the offering of the old notes that funded the first interest payment on October 1, 2005 and will fund the second interest payment on April 1, 2006.

In addition to the Notes, we and our subsidiary are permitted under the indenture governing the Notes to incur additional debt, including up to $15.0 million principal amount of debt under our senior secured credit facility and debt used to purchase furniture, fixtures and equipment (including unlimited gaming furniture, fixtures and equipment financing). Additionally, if we satisfy debt coverage tests in our debt agreements, we could incur further debt. If new debt were to be incurred in the future, the related risks could intensify.

Our substantial debt could have important consequences and significant effects on our business. For example, it could:

•             make it more difficult for us to satisfy our obligations under the Notes and our other debt;

•             result in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or our senior secured credit facility, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

•             require us to dedicate a substantial portion of our cash flow from our business operations to pay our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, development projects, general operational requirements and other purposes;

•             limit our ability to obtain additional financing for working capital, capital expenditures and other activities;

•             limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•             increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

•             place us at a competitive disadvantage compared to competitors that are not as highly leveraged.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Notes and our other debt.

Ability to Service Debt—To service our debt, we will require a significant amount of cash. If we fail to generate sufficient cash flow from future operations, we may have to refinance all or a portion of our debt or seek to obtain additional financing.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the Notes, our senior secured credit facility and our other debt primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our debt, including the Notes, or to fund other liquidity needs, such as future capital expenditures. If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt, sell assets, reduce or delay capital expenditures or borrow more money. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indenture governing the Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay our debt obligations.

Limitations on Collateral—The collateral securing the Notes will not include any of our gaming assets or certain other excluded assets.

The Notes and any guarantees thereof are secured by a security interest in substantially all of our and any guarantors’ existing and future assets (other than certain excluded assets), a pledge of our equity interests and the equity interests in any guarantors, and the renovation disbursement and interest reserve accounts, in each case, subject to some limitations. As of December 31, 2005, there are no subsidiary guarantors. The collateral does not include gaming licenses or any gaming equipment or other assets securing furniture, fixtures and equipment financing, and there are no restrictions on the amount of gaming equipment financed in this manner. The collateral also does not include contracts, agreements, licenses (including gaming and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein. Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.

Value of Collateral Securing the Notes—The fair market value of the collateral securing the Notes may not be sufficient to pay the amounts owed under the Notes.

The proceeds of any sale of collateral following an event of default with respect to the Notes may not be sufficient to satisfy, and may be substantially less than, amounts due on the Notes. No appraisal has been made of the collateral. The total value of the collateral is likely less than the amount due on the Notes.

The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation. To the extent that liens, security interests and other rights granted to other parties (including the lenders under our senior secured credit facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Notes or the holders of the Notes to realize or foreclose on that collateral. Consequently, we cannot give assurance that liquidating the collateral securing the Notes would produce proceeds in an amount sufficient to pay any amounts due under the Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral.

In addition, under the intercreditor agreement between the trustee under the indenture governing the Notes and the lenders under our senior secured credit facility, the right of the lenders to exercise remedies with respect to the collateral could delay liquidation of the collateral. The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Notes to obtain the benefit of any collateral securing the Notes. Such delays could have a material adverse effect on the value of the collateral.

The indenture governing the Notes also permits us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary. If we designate a restricted subsidiary as an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary or any of its subsidiaries and any guarantees of the Notes by the unrestricted subsidiary or any of its subsidiaries will be released under the indenture but not necessarily under our senior secured credit facility. Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a prior claim (ahead of the Notes) on the assets of such unrestricted subsidiary and its subsidiaries.

If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Lien Subordination of Notes—The lien on the collateral (other than the renovation disbursement and interest reserve accounts) securing the Notes are contractually subordinated pursuant to the intercreditor agreement to the liens securing our senior secured credit facility.

The security interests securing the Notes and any guarantees of the Notes are contractually subordinated (other than the security interests in the renovation disbursement account, which is senior, and interest reserve account, which does not secure our senior secured credit facility) to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our senior secured credit facility, pursuant to an intercreditor agreement between the trustee under the indenture governing the Notes and the lenders under our senior secured credit facility. In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, will not secure the Notes. The indenture permits unlimited gaming furniture, fixtures and equipment financing and up to $2.5 million of other secured purchase money financing. As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our senior secured credit facility and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets (other than the renovation disbursement account) securing such debt before any payment is made to holders of Notes from such proceeds. The holders of the Notes will be entitled to be repaid from the amount in the renovation disbursement account prior to lenders under our senior secured credit facility receiving any such amount. Only the Notes, and not our senior secured credit facility, are secured by the interest reserve account.

Consequently, the liquidation of the collateral securing the Notes may not produce proceeds in an amount sufficient to pay the amounts due on the Notes after also satisfying the obligations to pay our senior secured credit facility lenders and purchase money lenders, even if the fair market value of the collateral securing the Notes would be sufficient, absent our senior secured credit facility and purchase money debt, to pay all amounts due on the Notes. If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Mechanics’ Liens—Parties who have provided services or supplies in connection with the renovation of our  hotel casino may have a lien on the project senior to the security interests securing the Notes and any guarantees.

Nevada law provides contractors, subcontractors and material suppliers with a lien on the property improved by their services or supplies in order to secure their right to be paid. If these parties are not paid in full, they may seek foreclosure on their liens. In Nevada, the priority of all mechanics’ liens related to a particular construction project relate back to the date on which work first commenced by any contractor. Accordingly, contractors, subcontractors and suppliers providing goods and services in connection with the renovation of the hotel casino who after recordation of the security interests securing the Notes otherwise comply with the applicable requirements of Nevada law may have a lien on our hotel casino senior in priority to the security interests, securing the Notes until they are paid in full.

The cash collateral and disbursement agreement requires compliance with procedures intended to insure the proper payment to parties performing work. Additionally, as a condition to the disbursement of funds for the renovation of the hotel casino from the renovation disbursement account, lien releases are required to be obtained from all contractors, subcontractors and suppliers who have provided work, materials and services. Nevertheless, in the event of a liquidation, proceeds from the sale of collateral will be used to pay the holders of any mechanics’ liens then in existence before holders of the Notes.

Limited Ability of Holders of the Notes to Exercise Remedies—The rights of the trustee and holders of Notes to exercise remedies under the indenture governing the Notes are limited by an intercreditor agreement between the trustee and the lenders under our senior secured credit facility.

A number of the rights and remedies of the trustee and the holders of the Notes are significantly limited under the intercreditor agreement. For instance, if the Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our senior secured credit facility, the trustee will not have the right to foreclose upon the collateral that also secures the obligations under our senior secured credit facility (other than the renovation disbursement account) unless and until the lenders under our senior secured credit facility fail to take steps to exercise remedies with respect to or in connection with such collateral within 90 days following notice to such lenders of the occurrence of an event of default under the indenture governing the Notes. In addition, the intercreditor agreement prevents the trustee and the holders of the Notes from pursuing remedies with respect to certain of the collateral in an insolvency proceeding.

The rights and remedies of the trustee also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our senior secured credit facility. The trustee does not and will not have possession (if certificated) of our equity interests in any guarantors or the equity interests of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. (even though such equity interests will constitute collateral), so long as such equity interests also secure our senior secured credit facility. As a result, so long as such equity interests also secure our senior secured credit facility, the trustee (although it will have a perfected security interest in such equity interests) will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Notes. In addition, the trustee does not have a perfected security interest in certain other portions of the collateral—including deposit accounts—that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any guarantor, as applicable, to cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or any such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).

Limited Ability of Holders of Notes to Realize on Collateral—Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the Notes.

In addition to our intercreditor arrangements with lenders under our senior secured credit facility, the gaming laws of the State of Nevada and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any holder of the Notes to obtain the benefit of any collateral securing the Notes. For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses. Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license. This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.

In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our senior secured credit facility. Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due on the Notes, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us. There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.

Federal bankruptcy law also could impair the trustee’s ability to foreclose upon the collateral. If we or a guarantor become a debtor in a case under the United States Bankruptcy Code, as amended, or the Bankruptcy Code, the automatic stay, imposed by the Bankruptcy Code upon the commencement of a case, would prevent the trustee from foreclosing upon the collateral or (if the trustee has already taken control of the collateral) from disposing of it, without prior bankruptcy court approval.

The bankruptcy court might permit us to continue to use the collateral while the bankruptcy case was pending, even if the Notes were then in default. Under the Bankruptcy Code, holders of Notes and the trustee would be entitled to “adequate protection” of the interest of holders of Notes in the collateral, if necessary to protect against any diminution in value during the case. Because the Bankruptcy Code does not define “adequate protection,” and because the bankruptcy court has broad discretion, however, there can be no assurance that the court would require us to provide holders of Notes with any form of “adequate protection,” or that any protection so ordered would, in fact, be adequate.

In a bankruptcy case, the court would allow a claim for all amounts due under the Notes, including all accrued and unpaid interest through the date of bankruptcy. Under the Bankruptcy Code, interest stops accruing on the date of bankruptcy except under certain specified circumstances, and there can be no assurance that the court would allow a claim for post-bankruptcy interest. If the court held that the value of the collateral securing the Notes was less than the amount due, the trustee would be permitted to assert a secured claim in an amount equal to the collateral’s value and an unsecured claim for the deficiency.

For these and other reasons, if we or our subsidiaries become debtors in cases under the Bankruptcy Code, there can be no assurance:

•             whether any payments under the Notes would be made;

•             whether or when the trustee could foreclose upon or sell the collateral;

•             whether the term or other conditions of the Notes or any rights of the holders could be altered in a bankruptcy case without the trustee’s or the investors’ consent;

•             whether the trustee or investors would be able to enforce the investors’ rights against the guarantors under their guarantees; or

•             whether or to what extent holders of the Notes would be compensated for any delay in payment or decline in the collateral’s value.

Finally, the trustee’s ability to foreclose on the collateral on behalf of the holders of Notes may be subject to the consent of third parties, prior liens (as discussed above) and practical problems associated with the realization of the trustee’s security interest in the collateral.

Restrictive Covenants—The indenture governing the Notes and our senior secured credit facility contain covenants that significantly restrict our operations.

The indenture governing the Notes and the agreement governing our senior secured credit facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business. These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

•    pay dividends, redeem stock or make other distributions or restricted payments;

•    incur debt or issue preferred equity interests;

•    make certain investments;

•    create liens;

•    agree to payment restrictions affecting the guarantors;

•    consolidate or merge;

•    sell or otherwise transfer or dispose of assets, including equity interests of our restricted subsidiaries;

•    enter into transactions with our affiliates;

•    designate our subsidiaries as unrestricted subsidiaries; and

•    use the proceeds of permitted sales of our assets.

Our senior secured credit facility also requires us to meet a number of financial ratios and tests. Compliance with these financial ratios and tests may adversely affect our ability to adequately finance our operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future. Our ability to meet these ratios and tests and to comply with other provisions governing our debt may be adversely affected by our operations and by changes in economic or business conditions or other events beyond our control. Our failure to comply with our debt-related obligations could result in an event of default under the Notes and our other debt.

Ability to Repurchase Notes-Our ability to repurchase the Notes upon a change of control or an asset sale may be limited.

Upon the occurrence of specific “change of control” events and “asset sale” events, in each case as defined in the indenture governing the Notes, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount (in the case of a change of control) and 100% of the principal amount (in the case of an asset sale), in each case, plus accrued and unpaid interest to the date of repurchase. The lenders under our senior secured credit facility will have a similar right to be repaid upon a change of control. Any of our future debt agreements may contain similar provisions with respect to a change of control or asset sale. However, we may not have sufficient funds at the time of the change of control or asset sale to make the required repurchase of Notes or repayment of our other debt. The terms of our senior secured credit facility also will limit our ability to purchase Notes until all debt under our senior secured credit facility is paid in full. Any of our future debt agreements may contain similar restrictions. If we fail to repurchase any Notes submitted in a change of control or asset sale offer, it would constitute an event of default under the indenture which would, in turn, constitute an event of default under our senior secured credit facility and could constitute an event of default under our other debt, even if the change of control itself would not cause a default.

Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a change of control under the indenture governing the Notes and thus not permit the holders of the Notes to require us to repurchase or redeem the Notes.

Required Regulatory Redemption-Noteholders may be required to be licensed by a gaming authority and, if not so licensed, their Notes will be subject to redemption.

We are required to notify the Nevada Board as to the identity of, and may be required to submit background information regarding, each record or beneficial owner of the Notes. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relation ship, present or reversionary right, title or interest, or otherwise. The Nevada Board may determine that holders of the Notes have a “beneficial interest” in the issuers.

If the Nevada Gaming Authorities require any person, including a record or beneficial owner of the Notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining a license, qualification or finding of suitability. If a holder of the Notes unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate our relationship with the holder. Under these circumstances, we would be required to repurchase such Notes. There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the Notes. See “Item 1. Business-Regulation and Licensing.”

Fraudulent Transfer-Under certain circumstances, a court could cancel the obligations under the Notes or any guarantees and the liens that secure the Notes and guarantees.

Unless designated as an unrestricted subsidiary, each and any domestic subsidiary we form or acquire will be required to guarantee the Notes and grant a security interest in certain of its assets (junior to the security interest granted to the lenders under our senior secured credit facility) to secure its guarantee. Under federal bankruptcy law and comparable provisions of state and federal nonbankruptcy fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) a guarantee and the security interest in the guarantor’s assets, and order the return of any payments made thereunder to the guarantor or to a fund for the benefit of its other creditors.

A court might take these actions if it found that when the guarantor entered into its guarantee (or, in some jurisdictions, when payments became due on its guarantee), (i) it received less than reasonably equivalent value or fair consideration for its guarantee, and (ii) any of the following conditions was then satisfied:

•    the guarantor was insolvent or rendered insolvent by reason of incurring its obligations under its guarantee or granting a security interest in its assets;

•    the guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•    the guarantor intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.

In applying these factors, a court would likely find that a subsidiary guarantor did not receive fair consideration or reasonably equivalent value for its guarantee, except to the extent that it benefited directly or indirectly from the Notes’ issuance. The determination of whether a subsidiary was or was rendered “insolvent” would vary depending on the law of the jurisdiction being applied. Generally, an entity would be considered insolvent if the sum of its debts (including contingent or unliquidated debts) is greater than all of its property at a fair valuation or if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts (including contingent or unliquidated debts) as they become absolute and matured.

A court might also avoid a guarantor’s guarantee and the security interest in its assets, if the court concluded that the guarantor entered into the guarantee with actual intent to hinder, delay, or defraud creditors. If a court avoided a guarantor’s guarantee, you would no longer have a claim against that subsidiary, and the claims of creditors of the subsidiary generally would be entitled to payment in full before the subsidiary paid any dividends or made any distributions to us for the purpose of our satisfying any claims under the Notes.

Similarly, under federal bankruptcy law and comparable provisions of state and federal nonbankruptcy fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) the Notes and the security interest in an issuer’s assets, and order the return of any payments made thereunder to the issuer or to a fund for the benefit of its other creditors.

A court might take these actions if it found that when an issuer issued the Notes, (i) it received less than reasonably equivalent value or fair consideration, and (ii) any of the following conditions was then satisfied:

•    the issuer was insolvent or rendered insolvent by reason of incurring obligations under the Notes or granting a security interest in its assets;

•    the issuer was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•    the issuer intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.

We used a substantial portion of the proceeds from the Notes to repay amounts due under existing indebtedness. To the extent that we used the proceeds of that indebtedness to make payments to Eastern & Western (the parent of one of our members), in connection with our acquisition of our hotel casino, a court might find that we did not receive reasonably equivalent value or fair consideration for incurring our new debt obligations, under the Notes, to repay our existing indebtedness. Alternatively, a court might find that repayment of the existing indebtedness, which is guaranteed by certain of our affiliates, was for the benefit of these affiliates.

Regardless of the factors identified above, a court might also avoid the obligations of the issuers under the Notes and the security interest in their assets and order the return of any payments made under the Notes either to the issuers or to a fund for the benefit of the issuers’ other creditors if the court found that the issuers incurred the obligations under the Notes with actual intent to hinder, delay, or defraud creditors of the issuers.

Redemption-We may choose to redeem the Notes at anytime on or after April 1, 2009.

The Notes are redeemable at our option on or after April 1, 2009. This means that we have the right, without a holder’s consent, to redeem or “call” all or a portion of the Notes at any time or on or after April 1, 2009. This does not mean that holders have a similar right to require us to repay the Notes. We may choose to redeem the Notes, for example, when prevailing interest rates are lower than the rate then borne by the Notes. In that case holders would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed.

Any such redemption right also may adversely impact a holder’s ability to sell the Notes, and/or the price at which holders could sell the Notes, as the redemption date approaches. Holders are advised to consult with a competent professional on related consequences of purchasing redeemable notes before purchasing them.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.          PROPERTIES.

Our principal properties currently consist of the following:

Hooters Casino Hotel. We own the approximately seven-acre site on which the Hooters Casino Hotel is located in Las Vegas, Nevada. The Hooters Casino Hotel consists of an approximately 29,000 square-foot casino with 696 guest rooms located in the hotel casino building and within two towers. In addition, a six-level, 556-space parking garage is located adjacent to the hotel casino, and 202 additional surface spaces parking spaces are located on the site.

Executive Offices and Conference Facility. We own an approximately two-acre site consisting of a one-level, 17,472 square-foot executive office building and conference facility and a 183-space parking lot.

ITEM 3.          LEGAL PROCEEDINGS.

From time to time, we are a party to various claims arising in the normal course of business. Management believes, however, that there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.          SELECTED FINANCIAL DATA.

The historical selected financial data of 155 East Tropicana, LLC and of the Hôtel San Rémo Casino and Resort set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  The statement of operations data for the periods ended December 31, 2005 and 2004, and the balance sheet data at December 31, 2005 and 2004 of 155 East Tropicana, LLC are derived from, and are qualified by reference to, the audited financial statements included in “Item 8. Financial Statements and Supplementary Data.”

155 EAST TROPICANA, LLC

	As of or for the periods ended December 31,
	2005 (1) (2)	2004 (3)
	(dollars in thousands)
Results of Operations:
Net revenues (4)	$8,001	$2,150
Operating expenses (5)	4,315	—
Depreciation	1,956	777
Pre-opening expense	4,824	103
Total operating (loss) income	(3,094)	1,270
Interest expense, net (6)	(8,526)	(2,184)
Loss on extinguishment of debt	(2,247)	—
Net loss	$(13,867)	$(914)
Balance Sheet:
Total assets	$163,159	$75,580
Total liabilities	$143,607	$50,260

(1)   We obtained our gaming and liquor licenses, thereby completing the final stage of the acquisition of substantially all the assets and certain liabilities of the hotel casino, in October 2005. The results of operation reflect the casino and hotel operations from November 1, 2005 through December 1, 2005.

(2)   We were considered a development stage company until November 1, 2005.

(3)   We were formed on June 17, 2004 for the purpose of consummating the acquisition of substantially all the assets and certain liabilities of the hotel casino.

(4)   Net revenues for 2005 include related party lease income of $5.4 million received from Eastern & Western for the lease of the hotel casino from January 1, 2005 through October 31, 2005.

(5)   Excludes pre-opening and depreciation expense.

(6)   Interest expense, net of interest income.

The following historical information of the Hôtel San Rémo Casino and Resort is derived from its audited financial statements for 2001 through 2005. Hôtel San Rémo Casino and Resort’s audited financial statements and related notes thereto as of October 31, 2005 and for the ten months then ended, and as of December 31, 2004 and for the year then ended, and for the year ended December 31, 2003 appear elsewhere in this Annual Report on Form 10-K.

	HOTEL SAN REMO CASINO AND RESORT
	Ten Months Ended October 31,	Years Ended December 31,
	2005 (1)	2004	2003	2002	2001
	(dollars in thousands)
Results of Operations:
Revenues:
Casino	$9,409	$12,725	$11,691	$11,831	$12,308
Food and beverage	5,556	7,969	7,782	7,187	7,626
Hotel and other	12,217	14,826	12,531	11,567	12,973
Gross revenues	27,182	35,520	32,004	30,585	32,907
Promotional allowances	(1,770)	(2,414)	(2,179)	(2,384)	(2,430)
Net revenues	$25,412	$33,106	$29,825	$28,201	$30,477

Operating expenses:
Casino	$5,736	$6,796	$6,828	$6,537	$7,076
Food and beverage	4,976	6,360	6,099	5,612	6,218
Hotel and other	3,629	4,377	4,293	4,081	4,402
General and administrative	6,679	7,860	6,604	6,350	7,175
Depreciation	335	1,419	2,134	2,257	2,365
Related party lease expense (2)	5,439	2,150	—	—	—
Restructuring costs	—	514	—	—	—
Total operating expense	26,794	29,476	25,958	24,837	27,236

Operating (loss) income	$(1,382)	$3,630	$3,867	$3,364	$3,241

Other income (expenses):
Interest income from affiliate	$346	$444	$579	$317	$223
Interest expense	(7)	(1,944)	(1,185)	(1,308)	(1,864)
Loss on sale of assets	—	(2)	—	—	—
Foreign currency translation	—	660	(2,264)	(2,074)	2,890
Other	—	—	—	(19)	—
Total other income (expenses)	339	(842)	(2,870)	(3,084)	1,249
(Loss) income before income taxes	(1,043)	2,788	997	280	4,490
Benefit (provision) for income taxes (3)	397	(867)	(303)	(66)	(1,540)
Net (loss) income (3)	$(646)	$1,921	$694	$214	$2,950

Balance sheet
Cash and cash equivalents	$2,903	$4,471	$2,703	$3,516	$2,913
Total assets	8,215	12,297	33,312	36,631	34,319
Total debt	—	236	45,226	43,422	41,289
Total liabilities (3)	4,355	4,824	49,103	48,545	44,024
Division equity (deficit) (3)	3,860	7,473	(15,791)	(11,914)	(9,705)

(1)   The completion of the final stage of the acquisition of the Hôtel San Rémo Casino and Resort occurred in October 2005, upon receipt of our gaming and liquor licenses. The results of operation reflect the casino and hotel operations from January 1, 2005 through October 31, 2005.

(2)   In connection with the August 3, 2004 contribution of the Hôtel San Rémo Casino and Resort real property and non-gaming assets to us, Eastern & Western entered into lease arrangements to lease back the hotel casino until we received all of the necessary government and regulatory approvals to operate the hotel casino. In October 2005, we received the necessary gaming and liquor licenses; therefore, the lease arrangements were terminated on October 31, 2005.

(3)   The provision for income taxes, net income, and related adjustments to total division equity (deficit) for 2001 are unaudited.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements and related notes thereto and other financial information included in “Item 8. Financial Statements and Supplementary Data.”  Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking.

Overview for 155 East Tropicana, LLC

We were formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort from Eastern & Western. Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates four Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC while our chief operating officer, Michael Hessling, owns the balance. Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi. Eastern & Western owned the Hôtel San Rémo Casino and Resort from November 1988 until our acquisition of the Hôtel San Rémo in 2004. Mr. Hessling served as the Hôtel San Rémo Casino and Resort’s executive vice president and chief operating officer from January 1989 until the acquisition, at which time he became our chief operating officer.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.

As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of 381 Hooters restaurants. Aside from the above mentioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo Casino and Resort for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments. Initially, we acquired $67.5 million of the real property and non-gaming assets and agreed that additional cash payments associated with the transfer of working capital and the remaining $5.0 million in gaming assets would be transferred to us upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel casino. In connection with the acquisition, we refinanced $43.7 million of Eastern & Western’s existing indebtedness, incurred additional expenses and obligations of $5.9 million, and issued to Eastern & Western $25.0 million of preferred membership interest representing one-third of our common membership interests. EW Common LLC was formed to hold Eastern & Western’s membership interests in us. Concurrently, we issued to Florida Hooters LLC two-thirds of our common membership interests in exchange for $5.1 million cash and the assignment of certain rights with respect to trademarks and licenses valued at $4.2 million, based on an appraisal from a third-party appraiser.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement. The old notes were subsequently exchanged with the notes registered with the Commission, or the Notes. Interest payments on the Notes are due semi-annually, on each April 1 and October 1. We used the proceeds from the old notes offering to refinance existing indebtedness and is using the remaining proceeds (together with cash from operations and proceeds from equipment financing), to renovate the hotel casino and to provide working capital. The indenture governing the Notes required us to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $11.2 million. These accounts are presented on our consolidated balance sheet as restricted cash, and totaled approximately $29.3 million at December 31, 2005. On October 1, 2005, the first semi-annual interest payment was made using funds from the interest reserve account.

In connection with the offering of the old notes, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the old notes offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility concurrently with the offering of the old notes. We did not draw on this line of credit during 2005.

Prior to November 1, 2005, we conducted no business or operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo Casino and Resort. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by the Hôtel San Rémo Casino and Resort. Under a casino lease and hotel lease, Eastern & Western operated the Hôtel San Rémo Casino and Resort. After obtaining the necessary gaming and liquor licenses to operate the hotel casino in October 2005, we assumed operations of the hotel casino on November 1, 2005 and the leases with Eastern & Western were terminated.

In August 2004, we acquired the real property and other assets of the Hôtel San Rémo Casino and Resort. Since November 1, 2005, we have also operated the hotel casino, and accordingly, have a limited operating history. Therefore, the discussion of operations herein focuses on the revenues and expenses for the years ended December 31, 2005 and 2004 as if there was no change in ownership or operation of the hotel casino. The discussion of the combined operations for 2004 to the historical operations for 2003 covers the periods when the hotel casino was operated by Eastern & Western.

Casino revenue is derived primarily from patrons wagering on slot machines, table games and other gaming activities. Table games include blackjack, craps, roulette, and specialty games. Casino revenue is defined as the win from gaming activities, computed as the difference between gaming wins and losses, not the total amount wagered. “Table game drop” and “slot handle” are casino industry specific terms used to identify the amount wagered by patrons for a casino table game or slot machine, respectively. “Table game hold” and “slot hold” represent the percentage of the total amount wagered by the patron that the casino has won. Hold is derived by dividing the amount won by the casino (“table game win” and “slot win”) by the amount wagered by the patron. Casino revenue is recognized at the end of each gaming day.

Room revenue is derived from rooms and suites rented to guests. “Average daily rate” is an industry specific term used to define the average amount of revenue per rented room per day. “Occupancy percentage” defines the total percentage of rooms occupied, and is computed by dividing the number of rooms occupied by the total number of rooms available. Room revenue is recognized at the time the room is provided to the guest.

Food and beverage revenues are derived from food and beverage sales in the food outlets of the hotel casino, including restaurants, room service and banquets. Food and beverage revenue is recognized at the time food and/or beverage is provided to the guest. “Covers” are the number of patrons served in a food outlet. “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hôtel San Rémo Casino and Resort and other hotels in Las Vegas. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition. During 2005, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates.

The following table summarizes the combined results of operations of 155 East Tropicana, LLC and the results of operations of the Hôtel San Rémo Casino and Resort as if there had been no change in ownership (in thousands):

	COMBINED			HÔTEL SAN RÉMO
	Year Ended December 31, 2005	Year Ended December 31, 2004	% Change 2005 - 2004	Year Ended December 31, 2003	% Change 2004 - 2003
	(dollars in thousands)
Casino revenues	$10,436	$12,725	-18.0%	$11,691	8.8%
Casino expenses	6,824	6,796	0.4%	6,828	-0.5%
Profit margin	34.6%	46.6%		41.6%

Food and beverage revenues	$6,218	$7,969	-22.0%	$7,782	2.4%
Food and beverage expenses	6,118	6,360	-3.8%	6,099	4.3%
Profit margin	1.6%	20.2%		21.6%

Hotel and other revenues	$13,392	$14,826	-9.7%	$12,531	18.3%
Hotel and other expenses	4,270	4,377	-2.4%	4,293	2.0%
Profit margin	68.1%	70.5%		65.7%

Promotional allowances	$2,072	$2,414	-14.2%	$2,179	10.8%
Percent of gross revenues	6.9%	6.8%		6.8%

General and administrative expenses	$8,123	$7,859	3.4%	$6,604	19.0%
Percent of net revenues	29.0%	23.7%		22.1%

Depreciation expense	$2,291	$2,196	4.3%	$2,134	2.9%

Restructuring costs	$—	$514	-100.0%	$—	—

Pre-opening expenses	$4,824	$103	4,565.5%	$—	—

Interest income	$1,976	$444	345.3%	$579	-23.3%

Interest expense	$10,163	$4,128	146.2%	$1,185	248.4%

Foreign currency translation gain (loss)	$—	$660	-100.0%	$(2,264)	-129.2%

Loss on extinguishment of debt	$2,247	$—	100.0%	$—	—

Related party lease income (155 East Tropicana, LLC)	$5,439	$2,150	152.9%	$—	—
Related party lease expense (Hôtel San Rémo Casino and Resort)	$5,439	$2,150	152.9%	$—	—
Profit margin (combined)	0.0%	0.0%	—

Comparison of Year Ended December 31, 2005 (Combined) with the Year Ended December 31, 2004 (Combined)

The decline in revenues was the result of a general decline in business due to construction disruption. During the year ended December 31, 2005, substantial blocks of rooms were periodically out of service for remodeling; the Paparazzi restaurant was closed in June 2005; the Luigi’s and Saizen restaurants were permanently closed in September 2005; the coffee shop was closed from September to the end of November; and from 230 to 330 slot machines on the casino floor were deactivated during the months from June through December 2005. The main entrance to the casino was obstructed from early November through the end of December which interfered with traffic flow.

Casino. Casino revenues decreased by $2.3 million to $10.4 million for the year ended December 31, 2005, compared to $12.7 million for the year ended December 31, 2004, primarily attributable to construction disruption as discussed above. Table games revenue was $3.2 million in 2005, a decrease of $0.4 million, or 11.3%, from the prior year’s table games win of $3.6 million. The decrease in table game drop was $2.8 million, or 14.0%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, and was partially offset by an increase in the table game hold percentage from 18.5% in 2004 to 19.1% in 2005. Slot revenue of $7.1 million for the year ended December 31, 2005 was a decrease of 20.7% compared to $9.0 million in 2004. During the third and fourth quarters of 2005, approximately one-half of the casino slot floor was closed because of the remodeling.

Casino expenses in 2005 remained comparable to 2004, with a slight increase due primarily to payroll expenses. Casino profit margin decreased given the decrease in revenues and increase in expenses.

Food and beverage. Food and beverage revenue was $6.2 million for the year ended December 31, 2005 as compared to $8.0 million for 2004, a decrease of 22.0%. The decline was a result of a food revenue decline of $1.8 million. Covers in all restaurants declined by 201,800, or 34.4%. Covers for the Coffee Shop declined by 181,000, or 35.5%, during the year ended December 31, 2005 largely as a result of the closure of the restaurant for two months. The decrease in food revenue is also attributable to the permanent closings of the Paparazzi, Luigi’s, and Saizen restaurants during the year ended December 31, 2005. Beverage revenue (which includes complimentary beverages) increased slightly by $30,000, or 1.4%, largely due to the number of complimentary beverages served on the casino floor.

Food and beverage expenses decreased by 3.8% due to a decrease in cost of sales as a result of the multiple restaurant closures. Food and beverage profit margin decreased significantly from 20.2% in 2004 to 1.6% in 2005 due to a significant decrease in food and beverage revenues in 2005 while the expenses remained comparable from 2004 to 2005.

Hotel and other. Hotel and other revenue decreased by $1.4 million, or 9.7%, from $14.8 million for the year ended December 31, 2004 to $13.4 million for the year ended December 31, 2005. The occupancy rate, based on available rooms, remained relatively flat to 83.4% for the year ended December 31, 2005 from 83.5% for the year ended December 31, 2004. The number of rooms available for sale declined by 29,000, or 11.5%, due to rooms that were taken out of service for remodeling. The decline in hotel and other revenue was somewhat offset by an increase of 2.6% in average daily room rate to $65.66 for the year ended December 31, 2005 from $63.99 for the year ended December 31, 2004. There was also a general increase in average daily room rates in the Las Vegas market in 2005. According to the Las Vegas Convention and Visitors Authority, the Las Vegas average daily room rates increase by $13.34, or 14.9%, for the year ended December 31, 2005.

Hotel and other expenses decreased by 2.4% due to cost savings associated with a decline in rooms to clean and supply.

General and administrative. General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations. General and administrative expense increased $0.3 million to $8.1 million for the year ended December 31, 2005 compared to $7.8 million for the year ended December 31, 2004. This increase was principally due to increases in payroll expenses in finance, accounting, and executive management.

Depreciation expense. Depreciation expense of $2.3 million for the year ended December 31, 2005 increased by $0.1 million, 4.3%, from $2.2 million for the year ended December 31, 2004. The increase in depreciation expense was due to additional depreciation of fixed asset additions.

Restructuring costs. The $0.5 million in restructuring costs incurred during the year ended December 31, 2004 represents various professional fees incurred in connection with Hôtel San Rémo Casino and Resort’s assessment of its financial alternatives and future business strategies. These fees were incurred as a result of Hôtel San Rémo Casino and Resort’s events of default under its former debt agreements. There were no restructuring costs incurred during the year ended December 31, 2005.

Pre-opening expenses. Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, general, and other general administrative expenses. Pre-opening expenses increased by $4.7 million to $4.8 million for the year ended December 31, 2005 compared to $0.1 million during the year ended December 31, 2004 due to increased start-up activities.

Interest income. Interest income was $2.0 million for the year ended December 31, 2005, compared to $0.4 million for the year ended December 31, 2004. The increase resulted from interest income received by 155 East Tropicana, LLC on the investment of old notes proceeds for the year ended December 31, 2005.

Interest expense. Interest expense was $10.2 million for the year ended December 31, 2005, compared to $4.1 million for the year ended December 31, 2004, an increase of $6.1 million. The increase in interest expense is largely attributable to $9.1 million in interest expense on the $130.0 million in Notes.

Foreign currency translation. The foreign currency translation income of the Hôtel San Rémo Casino and Resort resulted from the fluctuations in Japanese Yen denominated borrowings. These borrowings totaled approximately $23.4 million at December 31, 2003 and were paid in full on August 3, 2004. For the year ended December 31, 2004, currency fluctuations resulted in a gain of $0.7 million. There was no foreign debt outstanding during the year ended December 31, 2005.

Loss on extinguishment of debt. The loss on extinguishment of debt in 2005 was related to the payoff of our bank loan with the proceeds of the old notes.

Related party lease income. During the period from August 3, 2004 through October 31, 2005, 155 East Tropicana, LLC leased the hotel casino to Eastern & Western under two separate lease agreements. Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month. Rental income of $1.2 million was received under the casino lease for the year ended December 31, 2005 compared to $0.6 million for the period from inception (June 17, 2004) through December 31, 2004. Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement. Rental income of $4.2 million was received under the hotel lease for the year ended December 31, 2005 compared to $1.5 million for the period from inception (June 17, 2004) through December 31, 2004.

Related party lease expense. During the period from August 3, 2004 through October 31, 2005, Eastern & Western leased the hotel casino from 155 East Tropicana, LLC (see Related Party Lease Income in the paragraph above). Rental expense of $5.4 million and $2.1 million was incurred under the casino and hotel leases for the years ended December 31, 2005 and 2004, respectively.

Provision for income taxes. Income of the Hôtel San Rémo Casino and Resort is included in the tax return of S.I. Enterprises, Inc. The provision for income taxes was $0.9 million for the year ended

December 31, 2004, predicated on income before taxes of $2.8 million, compared to a benefit of $0.4 million for the year ended December 31, 2005, predicated on loss before taxes of $1.0 million.

155 East Tropicana, LLC is a limited-liability company and is treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on 155 East Tropicana, LLC’s consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Comparison of Year Ended December 31, 2004 (Combined) with the Year Ended December 31, 2003 (Historical Financial Statements of the Hôtel San Rémo)

The combined operations of 155 East Tropicana, LLC and Hôtel San Rémo Casino and Resort recorded income before income taxes of $1.9 million for the year ended December 31, 2004 compared with $1.0 million for the year ended December 31, 2003. The increase in income was due to the factors discussed below:

Casino. Casino revenues increased by $1.0 million to $12.7 million for the year ended December 31, 2004, compared to $11.7 million for the year ended December 31, 2003. This improvement was largely due to a table games win of $3.6 million for the year ended December 31, 2004, which was an increase of $0.8 million, or 28.6%, over the prior year’s table games win of $2.8 million. This increase was the result of an increase in table game drop of $1.8 million or 10.0%, combined with an increase to 18.5% in the table game hold percentage from 15.8% in the prior year. The slot revenue of $9.0 million represents an increase of 2.3% for the year ended December 31, 2004 over the prior year’s slot revenue of $8.8 million.

The operating margin for the casino increased from 41.6% of casino revenue during the year ended December 31, 2003 to 46.6% in 2004 due to increased casino revenues with no corresponding increase in expenses.

Food and Beverage. Food and beverage revenue was $8.0 million for the year ended December 31, 2004 as compared to $7.8 million for 2003. Food revenue remained consistent at $5.9 million for both years, with covers in the restaurants declining by 37,000, or 6.1%, offset by a $0.60 increase in the average guest check. Gross beverage revenue (which includes complimentary beverages) increased by $0.2 million, or 10.9%, largely in the category of complimentary beverages served on the casino floor. This increase is consistent with greater casino volumes experienced during the year ended December 31, 2004.

The profit margin for the food and beverage departments remained relatively unchanged at 20.2% for the year ended December 31, 2004 as compared to a margin of 21.6% in 2003.

Hotel and other. Hotel and other revenue increased by $2.3 million, or 18.4%, from $12.5 million for the year ended December 31, 2003 to $14.8 million for 2004. The occupancy rate remained flat at 83.5% for the year ended December 31, 2004 as compared to 83.5% for the year ended December 31, 2003. The improvement in hotel and other revenue was the result of an increase in average daily room rate from $53.67 for the year ended December 31, 2003 to $63.99 for the year ended December 31, 2004. There was also a general increase in average daily room rates in the Las Vegas market in 2004. According to the Las Vegas Convention and Visitors Authority, the Las Vegas average daily room rates increased by $7.30, or 8.9%, for the year ended December 31, 2004 as compared to the prior year.

The hotel’s room operating margin increased from 65.7% for the year ended December 31, 2003 compared to 70.5% for 2004. This increase in profitability in the hotel is due to higher revenue per room based on the increase in average daily room rate.

General and administrative. General and administrative expense includes costs associated with corporate, marketing, information technology, finance, accounting, and property operations. General and administrative expense increased $1.3 million to $7.9 million for the year ended December 31, 2004 compared to $6.6 million for the year ended December 31, 2003. This increase was principally due to increased payroll expense of $0.5 million. In addition, in August 2004, the Hôtel San Rémo accrued a one-time incentive payment to an executive in the aggregate amount of $0.7 million. This incentive payment was made pursuant to the joint venture agreement in connection with our formation.

Depreciation expense. Depreciation expense of $2.2 million for the year ended December 31, 2004 increased $0.1 million, or 2.9%, from $2.1 million in 2003. This increase was the result of a slight increase in depreciable assets year over year.

Restructuring costs. The $0.5 million in restructuring costs incurred during the year ended December 31, 2004 represents various professional fees incurred in connection with the Hôtel San Rémo Casino and Resort’s assessment of its financial alternatives and future business strategies. These fees were incurred as a result of the Hôtel San Rémo Casino and Resort’s events of default under its former debt agreements.

Pre–opening expenses. Pre–opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, general, and other general administrative expenses. Pre-opening expenses were $0.1 million during the year ended December 31, 2004. There were no pre-opening expenses incurred during the year ended December 31, 2003.

Interest income. Interest income was $0.4 million for the year ended December 31, 2004 compared to $0.6 million the prior year. The interest was earned on related party notes that carried interest rates between 4.1% and 7.5%.

Interest expense. Interest expense was $4.1 million for the year ended December 31, 2004. The increase of $2.9 million, or 248.4%, over the same period in 2003 was the result of an increase in the average interest rate from approximately 3% in 2003 to 8.6% in 2004 due to additional interest charged while the loans were in default and interest on the loan incurred by 155 East Tropicana, LLC in connection with the acquisition of the Hôtel San Rémo Casino and Resort, as well as amortization of loan costs in 2004 of $0.4 million.

Foreign currency translation. The foreign currency translation income (expense) results from the fluctuations in Japanese Yen denominated borrowings. These borrowings totaled approximately $23.4 million at December 31, 2003 and were paid in full on August 3, 2004. For the year ended December 31, 2004, currency fluctuations resulted in a gain of $0.7 million. For the year ended December 31, 2003, currency fluctuations resulted in a loss of $2.3 million.

Related party lease income. As of August 3, 2004, Eastern & Western, as tenant, operated the hotel casino under two lease agreements with 155 East Tropicana, LLC, as landlord (see Related Party Lease Expense in the paragraph below). Pursuant to the leases, Eastern & Western paid $2.1 million to 155 East Tropicana, LLC for the year ended December 31, 2004.

Related party lease expense. As of August 3, 2004, Eastern & Western, as tenant, operated the hotel casino under two lease agreements with 155 East Tropicana, LLC, as landlord. Pursuant to the casino lease arrangement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month. Eastern & Western paid $0.6 million in rent to us under this casino lease from August 3, 2004 through December 31, 2004. Pursuant to the lease arrangement for the hotel, restaurants and other areas of the hotel casino property, the minimum rent was $250,000 per month plus a percentage rent equal to 100% of all revenues received from operating the hotel and restaurants, less operating expenses and working capital reserve as defined in the hotel lease agreement. Eastern & Western paid $1.5 million in rent to 155 East Tropicana, LLC under this hotel lease from August 3, 2004 through December 31, 2004.

Provision for income taxes. The provision for income taxes for Hôtel San Rémo Casino and Resort was $0.9 million or 31.1% of income before taxes for the year ended December 31, 2004 compared to $0.3 million or 30.3% in 2003. Income of the Hôtel San Rémo is included in the tax return of S.I. Enterprises, Inc.

155 East Tropicana, LLC is a limited-liability company and is treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on 155 East Tropicana, LLC’s consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Liquidity and Capital Resources (155 East Tropicana, LLC)

During the year ended December 31, 2005, the most significant events affecting our liquidity and capital resources were cash flows generated from financing activities of $70.4 million consisting of the successful completion of the $130.0 million old notes offering, whose proceeds were used to payoff existing indebtedness (including interest) of $51.1 million, pay net intercompany payables of $0.6 million and pay $7.9 million in debt financing costs.

The following schedule summarizes our completed and projected use of the proceeds from the old notes offering (in millions):

Payoff of existing debt	$51.1
Renovations	46.5
Interest reserve	11.2
Fees and expenses	6.6
Gaming equipment	1.2
Working capital, pre-opening and general corporate purposes	13.4
Total	$130.0

For the year ended December 31, 2005, $55.0 million of cash was used in investing activities, consisting of an increase to restricted funds of $25.3 million, capital expenditures of $26.8 million, and other expenditures of $2.9 million. At December 31, 2005, $29.3 million of the proceeds from the old notes offering are held as restricted cash.

The $26.8 million in renovation activities was spent largely for architectural, design fees, equipment, and building construction. The renovation project which will convert the Hôtel San Rémo into the Hooters Casino Hotel was completed in February 2006, and the Hooters Casino Hotel held its grand opening on February 3, 2006.

The Notes indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

We entered into a $15.0 million senior secured credit facility concurrently with the offering of the old notes. The senior credit facility, as amended on January 30, 2006, is a four year revolving credit facility of up to $15.0 million through June 30, 2006, and thereafter, the lesser of $15.0 million or three times the trailing twelve month EBITDA (net income (or loss), minus extraordinary gains and interest income, plus interest expense; income taxes and depreciation and amortization, as further defined in the senior secured credit facility), through September 30, 2006, and two times thereafter; provided that the multiple of EBITDA requirement will not apply if the borrowings are less than $7.5 million. EBITDA is defined in the senior credit facility and allows for the exclusion of certain expenditures. We did not have any borrowings outstanding on this credit facility at December 31, 2005. On January 30, 2006, the senior secured credit facility was amended to allow us, during the period of February 1, 2006 through June 30, 2006, to obtain advances in the aggregate principal amount of up to $15 million, without regard to the multiple of EBITDA requirement. We drew $100,000 against the senior secured credit facility on January 30, 2006 to pay the bank fee related to this amendment.

All of the obligations under the senior secured credit facility are secured by first priority liens on and security interests in all of our properties and assets. The lien on the collateral that secures the Notes are contractually subordinated (other than the security interests in the renovation disbursement account, which is senior and interest reserve accounts, which will not secure the senior secured credit facility) to the liens securing the principal amount of potential borrowings of up $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the senior secured credit facility. The senior secured credit facility requires us to pay a fee of 0.50% per annum on any unused portion of the senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date. The senior secured credit facility also contains customary financial covenants and other covenants and events of default. The senior credit facility can be used for additional working capital or capital expenditures, at our discretion. At December 31, 2005, we met the requirements necessary to borrow the full $15.0 million.

In addition to the Notes and the senior secured credit facility, we intend to enter into furniture, fixtures and equipment financing of $5.9 million during the year ending December 31, 2006.

We used $2.4 million of cash in operating activities during the year ended December 31, 2005, principally due to decrease in revenues while expenses remained comparable to previous years.

The existing operations at the hotel casino continued throughout the renovation period, including very limited operations during a training period of approximately thirty days prior to the grand opening of Hooters Casino Hotel on February 3, 2006.

We believe that we have additional flexibility to cover contingencies that may arise during the continuing first few months of operations of the Hooters Casino Hotel through the use of our cash and cash equivalents (which were $14.2 million at December 31, 2005), the interest reserve account which covers the $5.7 million payment due on April 1, 2006 on the Notes, our cash flow from operations, and our ability to draw against our $15.0 million senior secured credit facility.

We believe the cash from operations, and current cash and the available borrowings under the senior secured credit facility will be adequate to meet the anticipated working capital, capital expenditure, and debt service obligations in the immediate future.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of December 31, 2005:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	5 years thereafter
	(dollars in thousands)
Construction (1)	$44,406	$40,728	$3,609	$69	$—
Long-term debt (2)	130,000	—	—	—	130,000
Operating contracts (3)	3,702	181	3,521	—	—
Total	$178,108	$40,909	$7,130	$69	$130,000

(1)   During 2004, 155 East Tropicana, LLC entered into various contracts for architectural design for the renovation of the Hooters Casino Hotel.

(2)   The long-term debt represents the $130.0 million Notes issued on March 29, 2005 and due on 2012.

(3)   Operating contracts represent various contracts for services in connection with the operations of the hotel.

Liquidity and Capital Resources (Hôtel San Rémo Casino and Resort)

Effective November 1, 2005, 155 East Tropicana, LLC assumed full operations of the Hôtel San Rémo Casino and Resort, and effective that date, the Hôtel San Rémo Casino and Resort was no longer an operating entity. The following summarizes the cash flows of the Hôtel San Rémo Casino and Resort for the ten months ending October 31, 2005.

The Hôtel San Rémo Casino and Resort generated cash flows from operating activities of $0.5 million.

Net cash provided by investing activities totaled approximately $18,000, as cash outflows for capital expenditures were offset by decreases (uses) of other long-term assets.

Net cash used in financing activities totaled $2.1 million, largely a result of the advances to our affiliates and 155 East Tropicana, LLC of $1.9 million and payments on long-term debt of $0.2 million.

As a result of the above factors, the Hôtel San Rémo Casino and Resort’s net cash decreased $1.6 million, from $4.5 million at December 31, 2004 to $2.9 million at October 31, 2005.

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of 155 East Tropicana, LLC’s consolidated financial statements and Hôtel San Rémo Casino and Resort’s combined financial statements. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.

On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. These accounting policies are stated in the notes to the financial statements and in relevant sections of the management discussion and analysis. These estimates are based on the information currently available to management and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and estimates and assumptions may be changed in future evaluations. Changes in these estimates and assumptions may have a material effect on the results of operations and financial condition of 155 East Tropicana, LLC and the results of operations and financial condition of the Hôtel San Rémo.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the consolidated financial statements:

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of cash and equivalents approximates its fair value.

Restricted Cash. 155 East Tropicana, LLC has $29.3 million held in restricted accounts as of December 31, 2005, of which $23.7 million is to be used for the construction and renovation of the Hooters Casino Hotel. The remaining amounts are held for debt service requirements.

Accounts Receivable. Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible. We reserve an estimated amount for receivables to reduce the receivables to their net realizable value which approximate fair value. Historical collection rates and customer relationships of the previously operated Hôtel San Rémo Casino and Resort were considered in determining the reserve for 155 East Tropicana, LLC.

Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market values.

Property and Equipment. Property and equipment are stated at cost. Costs of improvements are capitalized. Cost of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the accompanying consolidated statements of operations.

Depreciation is provided on a straight-line basis over the estimated useful life of the assets. The service lives of assets are generally 30 to 40 years for buildings and 3 to 10 years for furniture and equipment.

The carrying values of our assets are reviewed when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Financial Accounting Standards Board, or the FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS No. 144. Under SFAS No. 144, an asset impairment is determined to exist when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statement of operations and the related assets are adjusted to their estimated fair value less sales costs.

Deferred Financing Costs. Deferred financing costs consist of loan origination and commitment fees and are amortized to interest expense over the term of the related financing on a straight line basis which approximates the effective interest rate method.

Intangible Assets. Intangible assets represent (1) the value of intellectual property related to the Hooters brand contributed to us pursuant to an assignment agreement with Florida Hooters LLC, (2) the value of the slot club customer list acquired from Eastern & Western, and (3) the excess of the purchase price over the fair market value of the Hôtel San Rémo Casino and Resort assets acquired, or Goodwill.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. The Company evaluates the amortization periods and possible impairment of its intangible assets in accordance with SFAS No. 142. The intellectual property related to the Hooters brand contributed to us and the Goodwill are intangible assets not subject to amortization. The slot customer list is being amortized using the straight line method over five years.

Jackpots and Prizes. We have progressive slot machines. As coins are played, the amount available to win increases and will be paid out when the jackpot is awarded. In accordance with industry practice, we record the liability and expense related to such progressives as incurred.

Casino Revenues and Promotional Allowances. In accordance with industry practice, we recognize as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food, and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

Player Club Points. Our slot club allows customers to earn certain complimentary products and/or cash, based on the volume of the customer’s gaming activity. 155 East Tropicana, LLC and Hôtel San Rémo Casino and Resort have recorded a liability for the estimated cost of the products and/or cash earned by customers.

155 East Tropicana, LLC’s slot club program allows customers to redeem points earned from their gaming activity for complimentary food, beverage, rooms, entertainment, and merchandise. At the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment, and merchandise redeemed under the program is recorded in casino costs and expenses.

In February 2001, the Emerging Issues Task Force, or the EITF of the Financial Accounting Standards Board, reached a consensus in EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products to be Delivered in the Future.”  EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. In accordance with EITF Issue No. 00-22, 155 East Tropicana, LLC has recorded the cost of points earned and redeemed for complimentary services/cash rebates as promotional allowances.

Advertising. Prepaid advertising costs are expensed the first time the advertising takes place. Advertising costs are included in general and administrative expenses.

Capitalized Interest. The interest cost associated with a major construction project is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings.

Income Taxes. 155 East Tropicana, LLC is a limited liability company and is taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes has been recorded in the accompanying consolidated financial statements since the taxable income or loss is included in the income tax return of the members.

Hôtel San Rémo Casino and Resort accounted for income taxes under SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Pre-opening Expenses. Pre-opening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts revenues and expenses during the reporting periods. Actual results could differ from those estimates.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discusses 155 East Tropicana’s exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. 155 East Tropicana, LLC does not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. At December 31, 2005, 155 East Tropicana, LLC had $130,000,000 aggregate principal amount Senior Secured Notes due April 2, 2012. The Notes carry a fixed interest rate of 8¾ %, provided no events of default have occurred. 155 East Tropicana, LLC also has market risk associated with funds that may be borrowed on the $15.0 million senior secured credit facility, due to an interest rate that floats with the LIBOR or prime rate. The term of the senior secured credit facility will mature on March 30, 2009. No amounts are outstanding under this variable rate credit facility at December 31, 2005.

155 East Tropicana, LLC does not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of 155 East Tropicana, LLC and the combined financial statements of Hôtel San Rémo Casino and Resort are presented herein on the pages indicated:

155 EAST TROPICANA, LLC

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheets	47

Consolidated Statements of Operations	48

Consolidated Statements of Members’ Equity	49

Consolidated Statements of Cash Flows	50

Notes to Consolidated Financial Statements	52

HÔTEL SAN RÉMO CASINO AND RESORT

AUDITED COMBINED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	67

Combined Balance Sheets	68

Combined Statements of Operations	69

Combined Statements of Division Equity (Deficit)	70

Combined Statements of Cash Flows	71

Notes to Combined Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Members of 155 East Tropicana, LLC:

We have audited the accompanying consolidated balance sheets of 155 East Tropicana, LLC and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity, and cash flows for the year ended December 31, 2005 and for the period from inception (June 17, 2004) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 155 East Tropicana, LLC and subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and for the period from inception (June 17, 2004) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 17, 2006

155 EAST TROPICANA, LLC
(A NEVADA LIMITED LIABILITY COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$14,191,385	$1,220,851
Accounts receivable, net of allowance for doubtful accounts of $110,017 and $0 in 2005 and 2004, respectively	647,776	8,300
Due from Hotel San Remo	30,508	—
Inventories	146,339	—
Prepaid expenses	775,836	56,771
Total current assets	15,791,844	1,285,922
Property and equipment, net	103,264,703	67,665,688
Other long-term assets:
Restricted cash	29,345,513	4,000,000
Deferred financing costs	7,286,738	1,428,325
Intangible assets	6,609,028	1,100,000
Other assets	861,565	100,000
Total other long-term assets	44,102,844	6,628,325
Total assets	$163,159,391	$75,579,935

Liabilities and Members’ Equity
Current liabilities:
Due to Hotel San Remo	$—	$1,760,434
Accounts payable	3,323,099	—
Construction payable	6,034,450	—
Accrued interest payable	2,864,396	—
Accrued liabilities	1,384,649	—
Total current liabilities	13,606,594	1,760,434
Long-term debt	130,000,000	48,500,000
Total liabilities	143,606,594	50,260,434

Commitments and contingencies

Members’ equity:
Membership interests	34,333,375	26,233,375
Accumulated deficit	(14,780,578)	(913,874)
	19,552,797	25,319,501
Total liabilities and members’ equity	$163,159,391	$75,579,935

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	For the Period from Inception (June 17, 2004) through December 31, 2004
Operating revenues:
Casino	$1,027,215	$—
Food and beverage	662,044	—
Hotel and other	1,174,324	—
Related party lease income	5,439,324	2,150,382
	8,302,907	2,150,382
Less promotional allowances	(301,841)	—
Net operating revenues	8,001,066	2,150,382

Operating expenses:
Casino	1,087,795	—
Food and beverage	1,140,854	—
Hotel and other	641,254	—
General and administrative	1,444,397	—
Depreciation and amortization	1,956,172	777,133
Pre-opening expenses	4,824,498	103,409
Total operating expenses	11,094,970	880,542
Operating (loss) income	(3,093,904)	1,269,840

Other income (expense):
Interest expense, net of capitalized interest of $692,059 and $22,036 for the year ended December 31, 2005 and for the period from inception (June 17, 2004) through December 31, 2004, respectively	(10,155,864)	(2,183,714)
Interest income	1,629,590	—
Loss on extinguishment of debt	(2,246,526)	—
Other income (expense), net	(10,772,800)	(2,183,714)
Net loss	$(13,866,704)	$(913,874)

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	Florida Hooters LLC	EW Common LLC	Total
Balance at Inception (June 17, 2004)	$—	$—	$—
Florida Hooters LLC:
Cash contribution	5,133,375	—	5,133,375
Assignment of agreements for intellectual property	1,100,000	—	1,100,000
EW Common LLC:
Deemed capital contribution	—	20,000,000	20,000,000
Net loss	(609,249)	(304,625)	(913,874)
Balance at December 31, 2004	5,624,126	19,695,375	25,319,501
Florida Hooters LLC:
Assignment of agreements for intellectual property	3,100,000	—	3,100,000
EW Common LLC:
Deemed capital contribution	—	5,000,000	5,000,000
Net loss during the year ended December 31, 2005	(9,244,469)	(4,622,235)	(13,866,704)
Balance at December 31, 2005	$(520,343)	$20,073,140	$19,552,797

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	For the Period from Inception (June 17, 2004) through December 31, 2004

Cash Flow From Operating Activities
Net loss	$(13,866,704)	$(913,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,956,172	777,133
Amortization of debt issuance costs	1,164,026	375,875
Amortization of intangible asset	8,652	—
Loss on extinguishment of debt	2,246,526	—
Changes in assets and liabilities:
Accounts receivable	(639,476)	(8,300)
Inventories	(146,339)	—
Prepaid expenses	(719,065)	(56,762)
Accounts payable	3,323,099	—
Accrued interest payable	2,864,396	—
Accrued liabilities	1,384,649	—
Net cash (used in) provided by operating activities	(2,424,064)	174,072

Cash Flow From Investing Activities
Acquisition of Hotel San Remo — transaction costs and expenses	(2,158,131)	(46,212,689)
Capital expenditures	(32,814,738)	(975,849)
Increase in construction payable	6,034,450	—
Change in restricted cash	(25,345,513)	(4,000,000)
Decrease in other assets	(761,565)	(100,000)
Net cash used in investing activities	$(55,045,497)	$(51,288,538)

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2005	For the Period from Inception (June 17, 2004) through December 31, 2004

Cash Flow From Financing Activities
Cash contributions from Florida Hooters LLC	$—	$5,133,375
Payment of debt financing costs	(7,907,213)	(1,804,200)
Extinguishment of debt	(48,500,000)	—
Loan penalties from extinguishment of debt	(1,361,750)	—
Proceeds from issuance of long-term debt	130,000,000	48,500,000
Due to/from Hotel San Remo	(1,790,942)	506,142
Net cash provided by financing activities	70,440,095	52,335,317

Increase in cash and cash equivalents	12,970,534	1,220,851
Cash and cash equivalents, beginning of period	1,220,851	—
Cash and cash equivalents, end of period	$14,191,385	$1,220,851

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$6,817,694	$1,807,839

Noncash investing and financing activities:
Contribution by Florida Hooters LLC of intangible assets pursuant to assignment agreements	$3,100,000	$1,100,000

Due to Hotel San Remo - amount due to existing owner	$—	$1,254,292

Deemed capital contribution - issuance of membership interest with priority return to EW Common LLC	$5,000,000	$20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.  Organizational and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme. The renovations were completed and the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) property was reopened as the new Hooters Casino Hotel on February 3, 2006. The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada. The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp. through a $130 million Senior Secured Notes offering on March 29, 2005. The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC. The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.0 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution. The deemed capital contribution from EW Common LLC carries with it a priority return of four percent of the contribution annually. The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand. Pursuant to these license rights, the owners of Florida Hooters LLC operate 39 Hooters restaurants, publish Hooters calendars and operate a Hooters food business. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates four Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by Michael J. Hessling. Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi. Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004. Mr. Hessling served as the executive vice president and the chief operating officer of the Hôtel San Rémo from January 1989 until the acquisition, at which time he became the chief operating officer of the Company.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Organizational and Basis of Presentation (continued)

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture. Under the terms of the joint venture agreement, the venture progressed in three stages. The first stage involved the formation of the Company and the conveyance of all the real and non-gaming personal property owned by and associated with the Hôtel San Rémo, the leaseback under operating lease arrangements of these assets to Eastern & Western pursuant to the casino and hotel lease agreements described in Note 8, and the contribution through assignment agreements of certain intellectual property rights to the Company by the respective members of Florida Hooters LLC. The second stage related to the raising of financing to fund the redesign and renovation of the Hôtel San Rémo into the Hooters Casino Hotel, the refinancing of the Company’s current debt structure and other working capital requirements, which was completed on March 29, 2005. The final stage involves the securing of all licenses necessary to conduct gaming at the hotel casino and the subsequent termination of the hotel and casino leases. In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the existing Hôtel San Rémo hotel and casino. The hotel and casino leases with Eastern & Western were terminated on October 31, 2005.

Pursuant to the joint venture agreement, Florida Hooters LLC and EW Common LLC entered into an operating agreement. Under the terms of the operating agreement, Florida Hooters LLC has the right to appoint six managers and EW Common LLC has the right to appoint three managers to a management board. Certain transactions, including key operational matters, the sale of all or substantially all of the Company’s assets, a merger or consolidation and various governance matters require the unanimous approval of the management board.

Prior to November 1, 2005, the Company had conducted no business other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo, and was considered a development stage company. The Hôtel San Rémo is a division of S.I. Enterprises, Inc., a Nevada corporation. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo. Commencing November 1, 2005, all operations, assets and liabilities of the former Hôtel San Rémo hotel and casino are included in the Company’s financial statements, and effective that date the Company was no longer in the development stages.

On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 658 slot and video poker machines, 31 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Organizational and Basis of Presentation (continued)

The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

2.  Acquisition

In August 2004, the Company agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses, and subject to purchase price adjustments at the date of licensing (October 31, 2005). Initially, the Company acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in gaming assets would be transferred to the Company upon obtaining the gaming and liquor licenses necessary to assume operations of the hotel and casino. The acquisition was funded by the Company through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the existing owner of Hôtel San Rémo $1.3 million, and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $25.0 million.

The acquisition of the Hôtel San Rémo has been accounted for as a purchase. The following table sets forth the determination of the total purchase price (in thousands):

Membership interest with priority return	$25,000
Cash paid to former owner of Hôtel San Rémo	1,254
Pay-off of Hôtel San Rémo debt	43,746
Transaction costs and expenses	2,467
Final purchase price adjustments paid (inclusive of $1,127,628 described in Note 9)	2,158
$74,625

The allocation of the purchase price to the underlying Hôtel San Rémo assets acquired was as follows (in thousands):

Land	$38,932
Buildings and improvements	31,242
Furniture, fixtures and equipment	2,033
Slot customer list	260
Excess of purchase price over fair market value of assets acquired	2,158
$74,625

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Acquisition (continued)

In 2005, the Company utilized a third-party appraiser to finalize the purchase price of the assets acquired. Also during 2005, the Company and Hôtel San Rémo agreed on the final purchase price adjustments, in the amount of $2,158,000, which was recorded by the Company in the accompanying consolidated balance sheet as additional goodwill.

3.  Summary of Significant Accounting Principles

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount of cash and equivalents approximates its fair value.

Restricted Cash. The Company has $29.3 million held in restricted accounts as of December 31, 2005, of which $23.7 million is to be used for the construction and renovation of the Hooters Casino Hotel. The remaining amounts are held for debt service requirements.

Accounts Receivable. Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible. The Company reserves an estimated amount for receivables to reduce the receivables to their net realizable value which approximate fair value. Historical collection rates and customer relationships of the previously operated Hôtel San Rémo were considered in determining the reserve. Bad debt expense was $10,000 and $0 for the year ended December 31, 2005 and the period from inception (June 17, 2004) through December 31, 2004, respectively.

Inventories. Inventories are stated at the lower of cost (using the first-in, first-out method) or market values.

Property and Equipment. Property and equipment are stated at cost. Costs of improvements are capitalized. Cost of normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts, and the resulting gain or loss, if any, is included in the accompanying consolidated statements of operations.

Depreciation is provided on a straight-line basis over the estimated useful life of the assets. The service lives of assets are generally 30 to 40 years for buildings and 3 to 10 years for furniture and equipment.

The carrying values of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Under SFAS No. 144, an asset impairment is determined to exist when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. If it is determined that an impairment has occurred, then an impairment loss is recognized in the consolidated statement of operations and the related assets are adjusted to their estimated fair value less sales costs.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

Deferred Financing Costs. Deferred financing costs consist of loan origination and commitment fees and are amortized to interest expense over the term of the related financing on a straight line basis which approximates the effective interest rate method.

Intangible Assets. Intangible assets represent (1) the value of intellectual property related to the Hooters brand contributed to the Company pursuant to an assignment agreement with Florida Hooters LLC, (2) the value of the slot club customer list acquired for Eastern & Western, and (3) the excess of the purchase price over the fair market value of the assets acquired (“Goodwill”).

The Company evaluates the amortization periods and possible impairment of its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and other Intangable Assets. The intellectual property related to the Hooters brand contributed to the Company and the Goodwill are intangible assets not subject to amortization. The slot customer list is being amortized using the straight line method over five years.

Jackpots and Prizes. The Company has progressive slot machines. As coins are played, the amount available to win increases and will be paid out when the jackpot is awarded. In accordance with industry practice, the Company records the liability and expense related to such progressives as incurred.

Casino Revenues and Promotional Allowances. In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food, and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

The estimated departmental cost of providing such promotional allowances is included in casino costs and expenses and consist of the following (dollars in thousands):

Year ended
December 31,
2005
Food and beverage	$93
Hotel and other	30
$123

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

Player Club Points. The Company’s slot club allows customers to earn certain complimentary products and/or cash, based on the volume of the customer’s gaming activity. The Company has recorded a liability for the estimated cost of the products and/or cash earned by customers.

The Company’s slot club program allows customers to redeem points earned from their gaming activity for complimentary food, beverage, rooms, entertainment, and merchandise. At the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment, and merchandise redeemed under the program is recorded in casino operating expenses.

In February 2001, the Emerging Issues Task Force, or the EITF of the Financial Accounting Standards Board reached a consensus in EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products to be Delivered in the Future.”  EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. In accordance with EITF Issue No. 00-22, the Company has recorded the retail value of points earned and redeemed for complimentary services/cash rebates as promotional allowances. Such amounts totaled $13,895 for the year ended December 31, 2005.

Advertising. Prepaid advertising costs are expensed the first time the advertising takes place. Prepaid advertising included in prepaid expenses was $273,796 at December 31, 2005. Advertising costs included in general and administrative expenses were $157,778 for the year ended December 31, 2005.

Capitalized Interest. The interest cost associated with a major construction project is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalized interest was $692,059 and $22,036 for the years ended December 31, 2005 and for the period from inception (June 17, 2004) through December 31, 2004, respectively.

Income Taxes. The Company is a limited liability company and is taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes has been recorded in the accompanying consolidated financial statements since the taxable income or loss is included in the income tax return of the members.

Pre-opening Expenses. Pre-opening costs are expensed as incurred, consistent with Statement of Position 98-5, Reporting on the Costs of Start-up Activities.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Principles (continued)

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46R, or FIN 46R, Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entities activities or receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material impact on the financial statements of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will apply to nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 to determine its impact on our future financial statements.

Reclassifications. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Land	$38,932	$26,760
Buildings and improvements	33,886	39,783
Furniture, fixtures and equipment	3,438	947
Construction in progress	29,742	953
Subtotal	105,998	68,443
Less: accumulated depreciation	(2,733)	(777)
Property and equipment, net	$103,265	$67,666

5.  Intangible Assets

Intangible assets consist of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Intellectual property	$4,200	$1,100
Slot customer list	260	—
Goodwill	2,158	—
Subtotal	6,618	1,100
Less: accumulated amortization (slot customer list)	(9)	—
Intangible assets, net	$6,609	$1,100

Intellectual property. The Company has entered into an assignment agreement with Florida Hooters LLC which grants the Company the right to use certain intellectual property in connection with the operations of the Hooters Casino Hotel. The intellectual property consists of (i) an exclusive license for the Hooters trademark and logo insignia in connection with gaming, casino or combined hotel, gaming and casino operations, (ii) a non-exclusive license to use the Hooters restaurant concept, (iii) an exclusive license to operate and promote restaurants, taverns, lounges and “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar” and (iv) a non-exclusive, royalty-free license to use the Pete & Shorty’s mark at a restaurant, bar and lounge, in each case solely for purposes of a Hooters Casino Hotel located at the Hôtel San Rémo property. These intangible assets were initially valued at $1.1 million by management when contributed, pending completion of a third party valuation. The intangible assets were subsequently valued at $4.2 million by an independent third party appraiser and are reflected as such in the accompanying consolidated balance sheet at December 31, 2005. Management believes the intellectual property acquired through the assignment agreements to be indefinite-lived intangibles.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Intangible Assets (continued)

The Hooters trademark and logo insignia are the exclusive property of HI Limited Partnership. Florida Hooters LLC originally obtained the license for the trademark and logo insignia through an assignment from Hooters Gaming Corporation, an affiliated entity under common ownership with Hooters Gaming LLC. Hooters Gaming Corporation is owned directly or indirectly by certain members of the Company or members of the Company’s management board. The underlying license agreement was executed between HI Limited Partnership and Hooters Gaming Corporation and granted to Hooters Gaming Corporation an exclusive license to use the licensed intellectual property in connection with gaming, casino or combined hotel, gaming and casino operations within the State of Nevada. Hooters Gaming Corporation retained any and all rights and obligations in the licensed intellectual property pursuant to the license agreement for all locations within the State of Nevada other than the Hooters Casino Hotel. The Company began the use of the licensed intellectual property in connection with licensed gaming activities when the hotel casino was reopened as the new Hooters Casino Hotel on February 3, 2006.

The Hooters restaurant concept is the exclusive property of Hooters of America, Inc., an unrelated party. Las Vegas Wings, Inc., an affiliated entity under common ownerships with Lags Ventures, LLC, owns the exclusive right to use the Hooters restaurant concept in the State of Nevada. Florida Hooters LLC originally obtained the right for use at the Hooters Casino Hotel through an assignment from Hooters Gaming Corporation, who in turn, was granted the right from Las Vegas Wings, Inc.

Pursuant to the terms of the assignment agreement with Florida Hooters LLC related to the Hooters trademark and logo, and Hooters restaurant concept and Lags Ventures, LLC related to the Dan Marino’s concept restaurants, the Company must pay fees and royalties to Hooters Gaming Corporation, HI Limited Partnership, Las Vegas Wings, Inc. and Lags Ventures, Inc. Payments to Hooters Gaming Corporation will equal three percent of all net profits directly earned from the gaming activities at the Hooters Casino Hotel. HI Limited Partnership will be paid an annual fee equal to $500. As the Hooters Casino Hotel opening did not occur until February 2006, no amounts were expensed by the Company for these fees and royalties during the year ended December 31, 2005.

In addition, the Company will be required to pay HI Limited Partnership a royalty in an amount equal to two percent of all net revenues generated in connection with licensed activities which includes net revenues generated in connection with the Hooters restaurant operation. Las Vegas Wings, Inc will be paid a consent fee equal to four percent of gross sales from any Hooters branded restaurant, including the gross sales of any merchandise with a Hooters logo, on or near the Hooters Casino Hotel. Lags Ventures, Inc. will be paid a fee by the Company equal to six percent of net revenues generated by the Dan Marino’s Fine Food and Spirits and the “13” Martini Bar to be located in the Hooters Casino Hotel.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Intangible Assets (continued)

Use of the Pete & Shorty’s mark partly owned by certain members of the Company’s management board is royalty-free. As the Hooters Casino Hotel opening did not occur until February 2006, no amounts were expensed by the Company for these fees and royalties during the year ended December 31, 2005.

Hooters Gaming Corporation and Las Vegas Wings, Inc. have agreed to subordinate payment of their respective fees in favor of certain payments required under the Company’s operating agreement. And payment is subject to meeting certain financial covenants associated with the Company’s debt.

Slot customer list. As part of the acquisition of the real property and other assets of the Hôtel San Rémo (Note 2), the Company acquired the slot customer list valued by a third-party appraiser at $260,000. It is being amortized over five years using the straight line method.

Goodwill  As part of the allocation of the purchase price of the Hôtel San Rémo (Note 2), the Company recorded goodwill from the acquisition of Hôtel San Rémo representing the excess of the purchase price over the fair market value of assets acquired.

6.  Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement (the “old notes”). On August 5, 2005, the Company successfully exchanged all of the private placement notes for new notes (“Notes”). The Notes have substantially identical terms as the old notes, except that the new notes have been registered under the Securities Act of 1933 and will be freely tradable. Interest payments on the Notes are due semi annually, on April 1 and October 1. The first payment was made on October 1, 2005. The Notes are secured by all of the Company’s and, to the extent in existence, subsidiary guarantors’  1)  existing and future assets  (other than certain excluded existing and future assets), 2) the Company’s equity interest in any guarantors and 3) existing renovation disbursement and interest reserve accounts as described below.

The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes required the Company to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $11.2 million. The indenture also contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the old notes offering to retire existing indebtedness and (together with cash from operations and proceeds from equipment financing), renovate and construct the Hooters Casino Hotel and provide for general working capital needs. Related to this retirement of existing indebtedness, the Company recognized a loss on extinguishment of debt in the amount of $2,246,526 during the year ended December 31, 2005.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Long-term Debt (continued)

Senior Secured Credit Facility

The Company entered into a $15.0 million senior secured credit facility concurrently with the offering of the old notes. The senior credit facility is secured by a four-year revolving credit facility of up to the lesser of $15.0 million or three times trailing twelve month EBITDA through September 30, 2006 and two times thereafter; provided that the multiple of EBITDA requirement will not apply if outstanding borrowings are less than $7.5 million. EBITDA is defined for any fiscal period as the Company’s consolidated net income (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the credit facility agreement. On January 30, 2006, the senior secured credit facility was amended to allow the Company, during the period of February 1, 2006 to June 30, 2006, to obtain advances in the aggregate principal amount of up to $15 million, without regard to the multiple of EBITDA requirement. The Company drew $100,000 against the senior secured credit facility on January 30, 2006 to pay the bank fee related to this amendment.

At the Company’s option, the interest rate will be either the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum. All the obligations under the senior secured credit facility are secured by first priority liens on and security interest in all of the Company’s and guarantor’s existing and future properties and assets. The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the senior secured credit facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses). The senior secured credit facility required the Company to pay a closing fee of $225,000, and unused commitment fees of 0.50% per annum on any unused portion of the senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date. The senior secured credit facility also contains customary financial covenants and other events of default. The Company had no borrowings outstanding under the senior secured credit facility at December 31, 2005.

Intercreditor Agreement

Concurrently with the closing of the old notes offering and senior secured credit facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the senior secured credit facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes. The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated (other than the security

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Long-term Debt (continued)

interests in the renovation disbursement account, which will be senior, and interest reserve account, which will not secure the senior secured credit facility) to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the senior secured credit facility. The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

7.  Membership Interests

The initial capital contributions and membership interests in the Company for Florida Hooters LLC and EW Common LLC were established in exchange for the following:

Florida Hooters LLC contributed $5.0 million in cash and the intellectual property described in Note 5 for a 66 2/3% membership interest in the Company. Further, all pre-development costs incurred by Florida Hooters LLC are credited to the Florida Hooters LLC capital account.

EW Common LLC received a 33 1/3% membership interest with priority return for a $20.0 million deemed initial capital contribution as part of the Company’s acquisition of the real property and non-gaming assets of the Hôtel San Rémo. The 4% priority rate of return on the membership interest held by EW Common LLC will not commence accruing until the renovation is complete and the Hooters Casino Hotel is re-opened. In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel casino. Upon obtaining the necessary licenses to operate the hotel casino, the Company acquired the gaming assets from Eastern & Western consisting primarily of slot machines and customer lists and credited the capital account of EW Common LLC for an additional $5.0 million.

8.  Profit-Sharing Plan

The Company has a deferred compensation plan established pursuant to Section 401(k) of the Internal Revenue Code for all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service. The Company’s contributions to the plan are at the discretion of the Company’s management board, and cannot exceed the lesser of $1,500 or 6% of the participant’s compensation. There were no such contributions made during 2005. Amounts expensed under the plan for administrative expenses for the year ended December 31, 2005 and for the period from inception (June 17, 2004) through December 31, 2004 totaled $2,556 and $0, respectively.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Lease Agreements

The Company, as lessor, entered into a casino lease and hotel lease with Eastern & Western covering the real property and non-gaming assets of the Hôtel San Rémo acquired by the Company. The leases were subsequently terminated on October 31, 2005 and the operations of the hotel and casino were assumed by the Company on November 1, 2005.

Casino Lease

Prior to its termination on October 31, 2005, the casino lease covered those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, the casino floor where gaming activities occur, surveillance areas, count rooms, the cashier’s cage and other areas ancillary to the casino footprint.

Minimum monthly base-rent payments of $125,000 were due from August 3, 2004 until the termination of the lease on October 31, 2005.

Under the provisions of the casino lease, Eastern & Western was allowed to deposit $30,000 into a “Capital Reserve Account” each month for capital improvements to the casino such as the purchase of gaming devices. The casino lease also provided for Eastern & Western to fund $120,000 each month to a “Change in Control Reserve” and $55,000 to establish an “Expense Reserve” to be used for the payment of legal, accounting, and professional fees and other general business expenses including licensing renewal costs. Eastern & Western was required to fund any excess cash flow remaining after payment of rent and funding of the reserves into a restricted cash account to be used to secure Eastern & Western’s guarantee of the Company’s existing borrowings. There were no excess cash flows required to be funded into any of these reserve accounts. To the extent that these reserves were not used, they were paid to Eastern & Western at the termination of the lease. On December 12, 2005, a payment of $1,127,628 was made to Eastern & Western by the Company for the balance of the reserves at October 31, 2005, and it was part of the purchase price adjustments recorded by the Company as Goodwill. Rental income earned under the casino lease totaled $1,250,000 and $612,903 for the year ended December 31, 2005 and the period from inception (June 17, 2004) through December 31, 2004, respectively. There were no rent receivables under the casino lease at December 31, 2005 or 2004.

Hotel Lease

The hotel lease between Eastern & Western and the Company covers those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel. The hotel lease was terminated on October 31, 2005. Minimum lease payments due under the hotel lease consisted of a minimum rent and a percentage rent. The minimum rent was $250,000 per month. The percentage rent was equal to 100% of all revenues received from the operations of the hotel, less actual operational expenses (including

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Lease Agreements (continued)

minimum rent) and working capital reserves which were determined and agreed upon monthly between the Company and Eastern & Western. No working capital reserves were agreed to for the lease period from August 3, 2004 to December 31, 2004. The minimum rent was paid on a monthly basis on the first of each month and the percentage rent was paid in arrears on the first of each month. Percentage rental income earned for the period from inception (June 17, 2004) through December 31, 2004 and the year ended December 31, 2005 was $311,672 and $1,689,324, respectively. The total rental income earned under the hotel lease was $1,537,479 and $4,189,324 for the period from inception (June 17, 2004) through December 31, 2004 and the year ended December 31, 2005, respectively. There were no rent receivables under the hotel lease at December 31, 2005 or 2004.

10.  Related Party Transactions

In addition to the transactions related to the assignment of intellectual property to the Company by Florida Hooters LLC, Lags Ventures, LLC and Pete & Shorty’s, Inc. described in Note 5 and the casino and hotel lease arrangements with Eastern & Western described in Note 9, the Company has also entered into arrangements with Hawkeye Construction and Millwork, Inc. and Provident Advertising & Marketing, Inc., each of which is owned by individuals who are members of the Company’s management board or beneficial owners of common membership interests in the Company.

Hawkeye Construction and Millwork, Inc. are managing the construction and renovation of the Hooters Casino Hotel and receive as compensation for such services 2% of the construction and furniture, fixtures and equipment costs, not to exceed $600,000. Provident Advertising & Marketing, Inc. (“Provident”) has been engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the operation of the Hooters Casino Hotel. The Company’s payments to Hawkeye Construction and Millwork, Inc. totaled $527,827 for the year ended December 31, 2005. No amounts were paid to Hawkeye Construction and Millwork, Inc. during the period from inception (June 17, 2004) through December 31, 2004. The fees paid to Provident during the year ended December 31, 2005 and the period from inception (June 17, 2004) through December 31, 2004 totaled $305,365 and $19,500, respectively. The marketing fees paid to Provident are included in pre-opening expenses in the accompanying consolidated statement of operations. The fees paid to Provident also include purchases of uniforms and gift shop items for resale.

155 East Tropicana, LLC
(A Nevada Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business. Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

On February 25, 2005, the Company entered into a $36.5 million guaranteed maximum price contract with The PENTA Building Group, Inc. for the renovation, construction and upgrade of the Hôtel San Rémo. Upon receiving the necessary building permits, the renovation and construction of the Hôtel San Rémo commenced in April 2005. At December 31, 2005, approximately $28.1 million of the $36.5 million had been incurred.

At December 31, 2005, remaining contractual commitments for all contracts related to construction of the Hooters Casino Hotel totaled $44.4 million.

Report of Independent Registered Public Accounting Firm

To S.I. Enterprises, Inc:

We have audited the accompanying combined balance sheets of Hôtel San Rémo Casino and Resort, a division of S.I. Enterprises, Inc., a Nevada corporation (the “Division”) as of October 31, 2005 and December 31, 2004, and the related combined statements of operations, division equity (deficit), and cash flows for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Division’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Division’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Division’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Hôtel San Rémo Casino and Resort at October 31, 2005 and December 31, 2004, and the results of its combined operations and its combined cash flows for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 9, 2006

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED BALANCE SHEETS

	October 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,903,020	$4,470,919
Accounts receivable, net of allowance for doubtful accounts of $137,507 in 2005 and $146,845 in 2004, and including related party interest receivables of $395,324 and $378,179 in 2005 and 2004	1,392,338	1,161,510
Due from 155 East Tropicana, LLC	644,934	1,760,434
Due from Nevada Gaming Control Board	116,893	—
Inventories	200,208	274,957
Prepaid expenses	175,750	681,698
Deferred tax assets	776,614	13,746
Total current assets	6,209,757	8,363,264
Property and equipment:
Furniture, fixtures and equipment	7,177,825	7,140,345
Construction in progress	—	15,699
	7,177,825	7,156,044
Less accumulated depreciation	(6,040,293)	(5,705,503)
Net property and equipment	1,137,532	1,450,541
Deferred tax assets	825,550	2,401,372
Other assets	42,088	81,547
Total assets	$8,214,927	$12,296,724

Liabilities and Division Equity
Current liabilities:
Accounts payable	$1,720,996	$1,610,160
Accrued expenses	1,416,765	1,827,381
Income taxes payable to S.I. Enterprises, Inc.	1,216,743	1,150,763
Current portion of long-term debt	—	235,905
Total current liabilities	4,354,504	4,824,209

Commitments and contingencies

Division equity	3,860,423	7,472,515
Total liabilities and division equity	$8,214,927	$12,296,724

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF OPERATIONS

	Ten Months Ended	Year Ended	Year Ended
	October 31, 2005	December 31, 2004	December 31, 2003

Operating revenues:
Casino	$9,408,533	$12,724,697	$11,690,967
Food and beverage	5,556,404	7,968,741	7,782,119
Hotel and other	12,217,344	14,826,303	12,531,174
	27,182,281	35,519,741	32,004,260
Less promotional allowances	(1,769,932)	(2,413,791)	(2,179,197)
Net operating revenues	25,412,349	33,105,950	29,825,063
Operating expenses:
Casino	5,735,908	6,796,058	6,828,086
Food and beverage	4,976,696	6,360,381	6,098,550
Hotel and other	3,628,525	4,376,884	4,293,258
General and administrative	6,678,543	7,858,528	6,603,672
Depreciation expense	334,790	1,419,038	2,134,247
Related party lease expense	5,439,324	2,150,382	—
Restructuring costs	—	514,449	—
Total operating expenses	26,793,786	29,475,720	25,957,813
Operating (loss) income	(1,381,437)	3,630,230	3,867,250
Other income (expense):
Related party interest income	346,262	443,692	578,592
Interest expense	(7,398)	(1,944,451)	(1,184,814)
Foreign currency translation	—	660,184	(2,264,256)
Loss on sale of asset	—	(1,842)	—
Other income (expense), net	338,864	(842,417)	(2,870,478)
(Loss) income before income taxes	(1,042,573)	2,787,813	996,772
(Benefit) provision for income taxes	(396,633)	867,303	302,406
Net (loss) income	$(645,940)	$1,920,510	$694,366

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF DIVISION EQUITY (DEFICIT)

	Ten Months Ended	Year Ended	Year Ended
	October 31, 2005	December 31, 2004	December 31, 2003

Balance, beginning of period	$7,472,515	$(15,791,014)	$(11,914,137)
Advances (to) from affiliates, net	(2,966,152)	3,553,315	(4,571,243)
Transfer of real property and non-gaming assets to EW Common LLC	—	(25,956,004)	—
Transfer of long-term debt to EW Common LLC	—	43,745,708	—
Net (loss) income	(645,940)	1,920,510	694,366
Balance, end of period	$3,860,423	$7,472,515	$(15,791,014)

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF CASH FLOWS

	Ten Months Ended	Year Ended	Year Ended
	October 31,	December 31,	December 31,
	2005	2004	2003

Cash Flow From Operating Activities
Net (loss) income	$(645,940)	$1,920,510	$694,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	334,790	1,419,038	2,134,247
Deferred income taxes	812,954	(1,607,722)	2,264,256
Foreign currency translation	—	(660,184)	(483,422)
Change in operating assets and liabilities:
Accounts receivable	(221,490)	(221,547)	(13,588)
Provision for doubtful accounts	(9,338)	(15,413)	3,857
Due from Nevada Gaming Control Board	(116,893)	—	—
Inventories	74,749	(17,682)	7,723
Prepaid expenses	505,948	(100,044)	(27,534)
Accounts payable	110,836	387,458	13,548
Accrued expenses	(410,616)	765,543	(305,844)
Income taxes payable to S.I. Enterprises, Inc.	65,980	(408,830)	785,828
Net cash provided by operating activities	500,980	1,461,127	5,073,437

Cash Flow From Investing Activities
Capital expenditures	(21,781)	(928,010)	(964,905)
Net change in other assets	39,459	5,541	10,000
Net cash provided by (used in) investing activities	17,678	(922,469)	(954,905)

Cash Flow From Financing Activities
Net change in due from 155 East Tropicana, LLC	1,115,500	(1,760,434)	—
Principal payments on long-term debt	(235,905)	(779,479)	(360,000)
Advances (to) from affiliates, net	(2,966,152)	3,768,945	(4,571,243)
Net cash provided by (used in) financing activities	(2,086,557)	1,229,032	(4,931,243)

(Decrease) increase in cash and cash equivalents	(1,567,899)	1,767,690	(812,711)
Cash and cash equivalents, beginning of period	4,470,919	2,703,229	3,515,940
Cash and cash equivalents, end of period	$2,903,020	$4,470,919	$2,703,229

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

	Ten Months Ended	Year Ended	Year Ended
	October 31,	December 31,	December 31,
	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$7,398	$1,474,301	$1,180,224

Non-cash investing and financing activities:
Assets acquired under capital leases	$—	$191,709	$—

Transfer of real property and non-gaming assets to EW Common LLC	$—	$(25,956,004)	$—

Transfer of long-term debt to EW Common LLC	$—	$43,745,708	$—

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS

October 31, 2005

1. Organization and Basis of Presentation

The accompanying combined financial statements present the operations of Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), a division of S.I. Enterprises, Inc. (the “Parent Company”), a Nevada Corporation, which is located in Las Vegas, Nevada. Hôtel San Rémo commenced gaming operations on February 16, 1990. The accompanying combined financial statements represent the assets, liabilities and operations of the hotel and gaming facilities and include certain accounts of Eastern & Western Hotel Corporation (“Eastern & Western”) and I&P Corporation, Colorado (“I&P”), both Nevada corporations. The accompanying financial statements have been prepared as of the last day of operations, October 31, 2005, of Hôtel San Rémo by Eastern & Western as 155 East Tropicana, LLC assumed the operations of the hotel and casino as of November 1, 2005 upon which it secured its gaming and liquor licenses. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo. I&P owned the real property and non-gaming assets of Hôtel San Rémo until August 3, 2004, at which time they were acquired by 155 East Tropicana, LLC (see Note 2) and then leased back to Hôtel San Rémo pursuant to the casino lease and hotel lease arrangements (see Note 7). Members of the Izumi family are 100% owners of S.I. Enterprises, Inc., which owns 100% of Eastern & Western and owns 100% of I&P. The principal business of Eastern & Western prior to the merger of I&P into Eastern & Western, was the owner and operator of the hotel.

On July 28, 2004, I&P was merged with and into Eastern & Western, with Eastern & Western assuming all assets and liabilities of I&P including the real property and non-gaming assets of Hôtel San Rémo.

All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

2. Acquisition by 155 East Tropicana, LLC

In August 2004, 155 East Tropicana, LLC (“155”) agreed to the acquisition of the real property and other assets of Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses. 155 is a joint venture between Florida Hooters LLC and EW Common LLC. EW Common LLC was formed to hold Eastern & Western’s membership interest in 155. EW Common LLC is owned 90% by Eastern & Western and 10% by Michael J. Hessling, the executive vice president and chief operating officer of Hôtel San Rémo. Initially, 155 acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in gaming assets would be transferred to 155 upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel and casino. In October 2005, 155 secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino. On November 1, 2005, the remaining Hôtel San Rémo gaming assets

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisition by 155 East Tropicana, LLC (continued)

were also transferred to 155 in exchange for an additional $5.0 million interest in 155 with a priority return. The casino and hotel leases were terminated on October 31, 2005. Immediately prior to the acquisition in 2004, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC. Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33(1)/3% membership interest with priority return valued at $20.0 million.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾%, Senior Secured Notes due 2012 (the “old notes”). On August 5, 2005, 155 successfully exchanged all of the old notes for the new notes (the “Notes”). Proceeds from the Notes offering are being used principally to renovate the Hôtel San Rémo into the Hooters Casino Hotel.

3. Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restructuring Costs. Professional fees including those related to legal, accounting and consulting services incurred by Hôtel San Rémo in evaluating various financial strategies to restructure its existing indebtedness (see Note 5) have been classified as restructuring costs in the accompanying combined statements of operations.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with purchased maturities of three months or less at the date of purchase.

Allowances for Doubtful Accounts. The Division reserves an estimated amount for receivables that may not be collected. Historical collections rates and customer relationships are considered in determining specific reserves. Bad debt expense was $45,000, $48,000 and $34,000 for the ten months ended October 31, 2005 and for the years December 31, 2004 and 2003, respectively.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

Inventories. Inventories are stated at the lower of cost (using a first-in, first-out method) or market value.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 31.5 years
Furniture, fixtures, and equipment	3 to 7 years

Normal repairs and maintenance are charged to expense when incurred. Expenditures that extend the useful lives of assets are capitalized.

Long-Lived Assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Hôtel San Rémo evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, Hôtel San Rémo estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, Hôtel San Rémo will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

Income Taxes. Hôtel San Rémo accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Jackpots and Prizes. Hôtel San Rémo has progressive slot machines. As coins are played, the amount available to win increases and will be paid out when the jackpot is awarded. In accordance with industry practice, Hôtel San Rémo records the liability and expense related to such progressives as incurred.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

Casino Revenues and Promotional Allowances. In accordance with industry practice, Hôtel San Rémo recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

The estimated departmental costs of providing such promotional allowances are included in casino operating expenses and consist of the following:

	Ten months ended October 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Food and beverage	$558,702	$531,609	$584,861
Hotel and other	75,641	110,090	132,765
	$634,343	$641,699	$717,626

Player Club Points. Hôtel San Rémo’s Money Club slot club program allows customers to earn certain complimentary products and/or cash, based on the volume of the customers’ gaming activity. Hôtel San Rémo has recorded a liability for the estimated cost of the products and/or cash earned by customers. Hôtel San Rémo’s slot club program allows customers to redeem points earned from their gaming activity for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail values of complimentaries under the program are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The costs associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the program is recorded in casino operating expenses. In February 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus in EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products to Be Delivered in the Future.”  EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue. In accordance with EITF Issue No. 00-22, Hôtel San Rémo has recorded the cost of points earned and redeemed for complimentary services/cash rebates as promotional allowances. Such amounts totaled $89,222 $146,468 and $167,457 for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003, respectively.

Advertising. Prepaid advertising costs are expensed the first time the advertising takes place. Prepaid advertising included in prepaid expenses was $20,270 and $55,146 at October 31, 2005 and December 31, 2004, respectively. Advertising costs included in general and administrative expenses were

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

3. Summary of Significant Accounting Policies (continued)

$473,834, $625,079 and $590,214 for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003, respectively.

Foreign Currency Translation. Until its extinguishment in August 2004, Hôtel San Rémo had long-term debt that was denominated in Japanese Yen. In accordance with SFAS No. 52, “Foreign Currency Translation,” Hôtel San Rémo has recognized as income or expenses in the accompanying combined statements of operations the translation gains or losses that arose from changes in the exchange rates between the Japanese Yen and Hôtel San Rémo’s functional currency, the U.S. Dollar.

Fair Value of Financial Instruments. The carrying value of Hôtel San Rémo’s cash and cash equivalents, receivables, accounts payable, accrued expenses and debt approximates fair value primarily because of the short maturities of these instruments.

4. Due from Affiliates

At October 31, 2005 and December 31, 2004, Hôtel San Rémo had unsecured demand notes receivable from various related parties in the aggregate amount of $11,449,000 and $10,804,000, respectively. These notes bear interest at variable rates, ranging from 3.4% to 5.0% at October 31, 2005. Hôtel San Rémo has recorded interest income related to these notes of $346,262, $443,692 and $578,592 for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003, respectively. The notes receivable at October 31, 2005 and December 31, 2004 are included in Hôtel San Rémo’s division equity.

Included in accounts receivable at October 31, 2005 and December 31, 2004 are related party interest receivables and other receivables of $395,324 and $378,179, respectively.

In addition, at October 31, 2005 and December 31, 2004, Hôtel San Rémo had a receivable in the amount of $644,934 and $1,760,434, respectively, from 155 East Tropicana, LLC. The receivable balance at December 31, 2004 includes the balance of $1,254,292 due to Mr. Izumi related to the acquisition of the Hôtel San Rémo’s real property and non-gaming assets by 155 and other miscellaneous receivables. There were no amounts due to Mr. Izumi included in the receivable balance at October 31, 2005.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

5. Long-Term Debt

Long-term debt consists of the following:

	October 31, 2005	December 31, 2004
Other notes payable, with interest rates ranging from 6.75% to 8.25% and maturity dates ranging from September to October 2005	$—	$235,905
Total debt	—	235,905
Less current portion of long-term debt	—	(235,905)
Total long-term debt	$—	$—

6. Profit-Sharing Plan

Hôtel San Rémo has a deferred compensation plan established pursuant to Section 401(k) of the Internal Revenue Code for all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service. Hôtel San Rémo’s contributions to the plan are at the discretion of S.I. Enterprises Inc.’s Board of Directors and cannot exceed $1,500 or 6% of the participant’s compensation. There were no contributions made during 2005, 2004 and 2003. Amounts expensed under the plan for administrative expenses for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003 totaled $329, $1,700, and $11,759, respectively.

7. Lease Agreements

In connection with the acquisition of Hôtel San Rémo’s real property and non-gaming assets by 155, Eastern & Western, as lessee, and 155 entered into lease agreements to lease back the casino and hotel property previously owned by Hôtel San Rémo. Upon the receipt of gaming and liquor licensing by 155, these leases were terminated on October 31, 2005 and the operations of the hotel and casino were assumed by 155. The terms of these lease agreements are described below.

Casino Lease. The casino lease between Eastern & Western and 155 covered those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, the casino floor where gaming activities occur, surveillance areas, count rooms, cashier cages and other areas ancillary to the casino footprint.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

7. Lease Agreements (continued)

Monthly base rent payments of $125,000 were due from August 3, 2004 until termination at October 31, 2005. Upon certain defined events and to the extent that Hôtel San Rémo had available cash flow from casino operations, Eastern & Western was to set aside reserves of $120,000 and $55,000 each month to cover change in control payments and licensing expenses, respectively. To the extent that these reserves were not used, they were paid to Eastern & Western at the termination of the lease. On December 21, 2005, a payment of $1,127,628 was made to Eastern & Western by 155 for the balance of the reserves existing at October 31, 2005.

Hotel Lease. The hotel lease between Eastern & Western and 155 covered those portions of the Hôtel San Rémo containing all non-casino areas including the hotel.

Minimum lease payments due under the hotel lease consist of a minimum rent and a percentage rent. The minimum rent was $250,000 per month. The percentage rent was equal to 100% of all revenues received from the operation of the hotel, less actual operational expenses (including minimum rent) and working capital reserves which were determined and agreed upon monthly by 155 and Eastern & Western. No capital reserves were agreed to for the period from August 3, 2004 through October 31, 2005. While the minimum rent was paid on a monthly basis, the percentage rent was paid in arrears to 155 on the first day of each calendar quarter. Rent for any partial month was prorated based on a thirty-day month. Percentage rental expense incurred for the ten months ended October 31, 2005 and for the year ended December 31, 2004 totaled $1,689,324 and $311,672, respectively.

Total rental expense under the casino and hotel leases was $5,439,324 and $2,150,382 during the ten months ended October 31, 2005 and the year ended December 31, 2004, respectively.

8. Income Taxes

Hôtel San Rémo is a division included in the consolidated federal income tax return of its Parent Company. Accordingly, the current federal tax liability or benefit resulting from the taxable income or loss generated by Hôtel San Rémo is recognized by the Parent Company in its consolidated federal income tax return.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

8. Income Taxes (continued)

The components of the Hôtel San Rémo’s income tax provision (benefit) from continuing operations for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003 are as follows (amounts in thousands):

	Ten months ended October 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(in thousands)
Current tax expense (benefit)	$66	$(409)	$786
Deferred tax expense (benefit)	(463)	1,276	(484)
Total	$(397)	$867	$302

A reconciliation of Hôtel San Rémo’s income tax provision (benefit) as compared to the tax provision calculated by applying the federal statutory rate (35%) to (loss) income before income taxes for the ten months ended October 31, 2005 and for the years ended December 31, 2004 and 2003, is as follows (amounts in thousands):

	Ten months ended October 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(in thousands)
Computed income tax expense at statutory rate	$(365)	$976	$349
General business credits net of disallowed employment taxes	(32)	(110)	(48)
Other	—	1	1
Total	$(397)	$867	$302

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

8. Income Taxes (continued)

The income tax effects of temporary differences between financial and income tax reporting that give rise to deferred tax assets and liabilities at October 31, 2005 and December 31, 2004 are as follows:

	October 31, 2005	December 31, 2004
	(in thousands)
Deferred tax assets
Accrued expenses	$524	$265
Bad debt reserve	48	51
Fixed assets, primarily depreciation	—	1,265
Intangibles	346	204
Capitalized interest	13	13
AMT and general business credits	694	617
Total deferred tax assets	1,625	2,415

Deferred tax liabilities
Fixed assets, primarily depreciation	(23)	—
Total deferred tax liabilities	(23)	—

Net deferred tax asset	$1,602	$2,415

At October 31, 2005, Hôtel San Rémo has $476,831 of alternative minimum tax (“AMT”) credits and $217,109 of general business credits available to offset future federal tax. The AMT credit does not have an expiration date. The general business credits will start to expire in 2024.

The current payable for income taxes at October 31, 2005 and December 31, 2004 is recorded in income taxes payable to S.I. Enterprises, Inc. in the accompanying combined balance sheets.

On February 28, 2005, S.I. Enterprises, Inc. converted from a Nevada corporation to a Nevada limited liability company. Effective on the date of conversion, S.I. Enterprises, LLC elected to retain its “C” corporation status for federal income tax purposes.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

9. Commitments and Contingencies

Non-Compete. Under the terms of the Casino Lease and the Hotel Lease, Eastern & Western has agreed that Hôtel San Rémo will not operate a similar casino or hotel business at any other location in Clark County, Nevada, including any location within a hotel and/or casino property.

Litigation. Hôtel San Rémo is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the financial position, cash flows, or the results of operations of Hôtel San Rémo.

10. Subsequent Events

On December 12, 2005, Hôtel San Rémo received a payment of $2,158,131 (inclusive of the payment of $1,127,628 discussed in Note 7) from 155 in additional consideration associated with the sale of the Hôtel San Rémo pursuant to the Amended and Restated Joint Venture Agreement and the Amended and Restated Casino Lease Agreement with 155.

ITEM 9.                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, the our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of December 31, 2005, and have concluded that these are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION.

Not applicable.

PART II

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information summarizes the business experience during at least the past five years of each of our named executive officers and the members of our management board.

Name	Age	Position(s)
Neil G. Kiefer	54	Chief Executive Officer
Michael J. Hessling	53	Chief Operating Officer and Management Board
Deborah J. Pierce	57	Chief Financial Officer
John T. Blakely	61	Management Board
Gilbert DiGiannantonio(1)	57	Management Board
Edward C. Droste	54	Management Board
Sukeaki Izumi(2)	68	Management Board
Toyoroku Izumi(2)	42	Management Board
Dennis D. Johnson	55	Management Board
David L. Lageschulte	54	Management Board
William R. Ranieri(1)	84	Management Board

(1)             Mr. DiGiannantonio is the son-in-law of Mr. Ranieri.

(2)             Mr. Sukeaki Izumi is the father of Mr. Toyoroku Izumi.

Business Experience

Neil G. Kiefer. Mr. Kiefer was appointed our Chief Executive Officer in August 2004. Mr. Keifer has been involved in the Hooters organization since its inception in 1983, when he incorporated the original Hooters entity, Hooters Inc. From 1983 to 1992, Mr. Kiefer served as general outside counsel to Hooters Inc. and its related Hooters entities. From May 1992 to June 1994, Mr. Kiefer served as President and Chief Executive Officer of Hooters Management Corporation, the managing entity for Hooters Inc. and its affiliated companies. Since June 1994, Mr. Kiefer has served as President and Chief Executive Officer of Hooters Inc. and all other Hooters corporations affiliated with Hooters Inc. Mr. Kiefer was elected to the Hooters Inc. board of directors in 1994 and continues to serve on the board.

Michael J. Hessling. Mr. Hessling was appointed to our management board on July 30, 2004 and was appointed our Chief Operating Officer in August 2004. Mr. Hessling has been involved in the gaming industry since 1979 when he joined Caesars Palace as Manager of Financial Planning. Before his departure in 1983, Mr. Hessling was promoted to Assistant Vice President of Planning and Administration and, after assisting in the opening of Caesars Tahoe, served as management liaison between the Tahoe and Las Vegas operations. During 1983, Mr. Hessling served as Vice President of Casino Operations for CSP, a management company that operated the Dunes Hotel & Casino. From 1983 to 1988, Mr. Hessling served as general manager of several small casinos in Las Vegas. Since 1989, Mr. Hessling has been a part owner of and has served as Treasurer and a director for Beatty Future Inc., which owns a casino motel in rural Nevada. From 1989 until June 2004, Mr. Hessling served as Executive Vice President, General Manager and Chief Operating Officer of the Hôtel San Rémo.

Deborah J. Pierce. Ms. Pierce was appointed our Chief Financial Officer in February 2005. From June 1995 to May 1998, Ms. Pierce served as Vice President of Finance for Tropicana Resort &

Casino and was responsible for various financial and operational aspects of the organization’s business. From June 1998 to November 1998, Ms. Pierce served as Chief Financial Officer, Secretary and Treasurer of Palace REIT, a real estate investment trust formed in 1998 to acquire office and industrial properties in selected markets in the United States. From November 1998 to June 2003, Ms. Pierce served as Vice President of Finance for Ameristar Casinos, Inc. From July 2003 to August 2004, Ms. Pierce served as Vice President of Finance for Silverton Casino, LLC where she was responsible for various financial, regulatory and operational aspects of the company’s business. From November 2004 to February 2005, Ms. Pierce served as Chief Financial Officer of Fantasy Springs Resort & Casino.

John T. Blakely. Mr. Blakely was appointed to our management board in July 2004. Mr. Blakely has been practicing law in Florida since 1970. In 1973, Mr. Blakely practiced in the Tampa and Clearwater offices of Johnson, Blakely, Pope, Bokor, Ruppel and Burns and was a partner when he left in 2003. Since 2003, Mr. Blakely has been a partner with the Naples office of Roetzel & Andress, a national law firm based in Akron, Ohio. Mr. Blakely has served as Director (1999 to 2002) and President (2001 to 2002) of the Port Royal Club in Naples, Florida.

Gilbert DiGiannantonio. Mr. DiGiannantonio was appointed to our management board in July 2004. Mr. DiGiannantonio is one of the original founders of the Hooters restaurant, concept and brand. He has served as the Vice President of Operations and Vice President of Hooters Inc. since 1983. Mr. DiGiannantonio is also the co-owner of two Hooters restaurants in Las Vegas, Nevada. In addition, he is an owner of the Pete & Shorty’s of Clearwater restaurant.

Edward C. Droste. Mr. Droste was appointed to our management board in July 2004. Mr. Droste is one of the original founders of the Hooters restaurant, concept and brand. Mr. Droste co-founded several restaurant concepts, including Pete & Shorty’s Tavern and Adobe Gila’s and was involved in the conceptual development of Dan Marino’s Town Tavern and Stumps Supper Club. Currently, Mr. Droste serves as Chief Executive Officer of Provident Management Corporation, a resort management company, which he founded (since 1989), and as a director for Hooters Management Corporation (since 1992). In 1986, Mr. Droste founded Provident Advertising & Marketing, Inc., which is responsible for coordinating the promotional activities for the Hooters restaurants and the national distribution of the Hooters calendar. In 1995, Mr. Droste founded Provident Entertainment, Inc., an entertainment company that produces a two-hour radio talk show and is in talks to produce a motion picture. Mr. Droste also serves on the board of directors for the Outback Bowl (since 2004), the H. Lee Moffitt Cancer Center & Research Institute Foundation, Inc. (since 2003), and the Clearwater Regional Chamber of Commerce (since 1993).

Sukeaki Izumi. Mr. Izumi was appointed to our management board in July 2004. Mr. Izumi was the founder of Eastern & Western, which was formed in 1988 to acquire, remodel, expand and operate the Hôtel San Rémo property. Since 1988, Mr. Izumi has served as the President and Director of Eastern & Western. Mr. Izumi also serves as President and Director of S.I. Enterprises, LLC (formerly known as S.I. Enterprises, Inc.), the entity which wholly owns Eastern & Western (since 1990), Beatty Future, Inc. (since 1989), an entity in which Mr. Izumi has an ownership interest, and I & F Corporation, Japan (since 1973). Mr. Izumi served as President, Chairman and Director of Hakusui Tech, Co., Ltd. from 1992 to 2002. Hakusui Tech. Co., Ltd. filed an application for the commencement of civil rehabilitation proceedings with a Japanese court in June 2002. As a result of such filing, the company underwent court-supervised reorganization.

Toyoroku Izumi. Mr. Izumi was appointed to our management board in July 2004. Mr. Izumi has been a director, Secretary and Treasurer of Eastern & Western since 1990. From 1996 to 2002, Mr. Izumi served as Vice President of Beatty Future, Inc., an entity in which he has an ownership interest. Mr. Izumi also serves as director, Treasurer and Assistant Secretary of S.I. Enterprises, LLC (formerly known as S.I. Enterprises, Inc.), the entity that wholly owns Eastern & Western (since 1995), and as a director of I&F

Corporation, Japan (since 1997). Mr. Izumi has been serving as the President of Hakusui Tech, Co., Ltd. since 2000. Hakusui Tech. Co., Ltd. filed an application for the commencement of civil rehabilitation proceedings with a Japanese court on June 21, 2002. As a result of such filing, the company underwent court-supervised reorganization.

Dennis D. Johnson. Mr. Johnson was appointed to our management board in August 2004. Mr. Johnson is one of the original founders of the Hooters restaurant, concept and brand. In 1994, Mr. Johnson joined the corporate office of Hooters Inc. and was responsible for maintaining the integrity of the Hooters trademark through quality control, store inspections and site selections until 2002. From 1994 to 2004, Mr. Johnson served as the Vice President of Hooters Management Corporation. Since 2000, Mr. Johnson has served as the Vice President of Merchandise Sales. Since 1992, Mr. Johnson has been a member of the Hooters Management Corporation board of directors.

David L. Lageschulte. Mr. Lageschulte was appointed to our management board in July 2004. Mr. Lageschulte is the controlling shareholder of the original licensee of the Hooters restaurant concept and brand. Mr. Lageschulte controls and is the Chief Executive Officer of 19 Hooters restaurants which operate throughout Southeast and Southwest Florida, and in the State of Nevada. Mr. Lageschulte is the Chief Executive Officer of LTP Management Group, Inc., a restaurant managing entity for 32 restaurants, which he established in 1987. Mr. Lageschulte co-founded several restaurant and entertainment concepts including Dan Marino’s Fine Food & Spirits, Adobe Gila’s, Ugly Tuna Saloona, Stumps Supper Club and Splitsville. Mr. Lageschulte also owns several corporations, in Florida and other states, which are involved in an array of operations including health and fitness centers, heavy equipment sales and leasing, well drilling and real estate investments.

William R. Ranieri. Mr. Ranieri was appointed to our management board in July 2004. Mr. Ranieri is one of the original founders of the Hooters restaurant, concept and brand and, since 1983, has served as a director for Hooters Management Corporation, Hooters Inc. and its related entities.

Committees of our Management Board

Our management board currently does not have any committees. More specifically, our management board does not have a compensation committee or an audit committee. The guidelines and pay levels for the compensation of executive officers are generally established by the management board. All the functions of an audit committee are performed by the entire management board.

Code of Ethics

Due to our limited size, we have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.                      EXECUTIVE COMPENSATION.

Executive Compensation

Our executive officers began receiving a salary from us as of November 1, 2005. Prior to that date, they received compensation from Eastern & Western. We reimbursed Eastern & Western for time that our executive officers spent on company matters in the following amounts:  $41,541 for Deborah J. Pierce and $33,848 for Michael J. Hessling. These amounts are included in the table below as salary.

Name and Principal Position	Annual Compensation			All Other Compen- sation(1)
	Year	Salary	Bonus
Neil G. Kiefer Chief Executive Officer	2005	$46,154	$—	$143
Deborah J. Pierce Chief Financial Officer	2005	$66,540	$50,000	$143
Michael J. Hessling Chief Operating Officer	2005	$79,681	$—	$143

(1)          All other compensation includes premiums paid for life insurance policies insuring the lives of the executive officers.

Employment Contracts

We have no employment contracts with our executive officers.

Compensation of Management Board

The members of our management board currently do not receive any separate compensation for serving on our management board. All members of our management board are reimbursed for expenses incurred in connection with attendance at board meetings.

Options, Long Term Incentive and Other Benefit Plans

We do not maintain a stock option plan or any similar employee benefit plan. Accordingly, during the last fiscal year, we have not issued any options or stock to any of its executive officers or directors. In addition, there have not been any exercises or re-pricings of stock options or stock appreciation rights held by any of our executive officers or directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information regarding the beneficial ownership of our membership interests as of December 31, 2005, and sets forth the number of and percentage owned by:

•                  each person known to own beneficially more than 5% of any units of our membership interests;

•                  each of the members of our management board and named executive officers; and

•                  all of our management board and executive officers as a group.

A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security.

Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Units Owned Beneficially
Florida Hooters LLC(1) 107 Hampton Road #200 Clearwater, FL 33759	66.67	66.67%
Hooters Gaming LLC 107 Hampton Road #200 Clearwater, FL 33759	33.40	33.40%
Gilbert DiGiannantonio(2) 107 Hampton Road #200 Clearwater, FL 33759	16.52	16.52%
William Ranieri(3) 107 Hampton Road #200 Clearwater, FL 33759	6.61	6.61%
Edward Droste(4) 107 Hampton Road #200 Clearwater, FL 33759	3.97	3.97%
Dennis Johnson(5) 107 Hampton Road #200 Clearwater, FL 33759	0.66	0.66%
Neil Kiefer(6) 107 Hampton Road #200 Clearwater, FL 33759	1.67	1.67%
Lags Ventures, LLC 4411 Cleveland Avenue Ft. Myers, FL 33901	33.27	33.27%
David Lageschulte(7) 4411 Cleveland Ave. Ft. Myers, FL 33902	33.27	33.27%
EW Common LLC(8) 115 East Tropicana Ave. Las Vegas, NV 89109	33.33	33.33%
Eastern & Western Hotel Corporation(9) 115 East Tropicana Ave. Las Vegas, NV 89019	30.00	30.00%
S.I. Enterprises, Inc.(10) 115 East Tropicana Ave. Las Vegas, NV 89019	30.00	30.00%
Sukeaki Izumi(10)(11) 115 East Tropicana Ave. Las Vegas, NV 89109	2.10	2.10%
Toyoroku Izumi(10)(12) 115 East Tropicana Ave Las Vegas, NV 89109	27.90	27.90%
Michael J. Hessling(13) 115 East Tropicana Ave. Las Vegas, NV 89109	3.33	3.33%
All Management Board and Executive Officers as a group (11 persons)	96.04	96.04%

(1)                          The membership interests of Florida Hooters LLC are owned 50.1% by Hooters Gaming LLC and 49.9% by Lags Ventures, LLC.

(2)                          By virtue of his 49.474% ownership interest in Hooters Gaming LLC, Mr. DiGiannantonio is deemed to beneficially own 16.52% of our membership interests.

(3)                          By virtue of his 19.789% ownership interest in Hooters Gaming LLC, Mr. Ranieri is deemed to beneficially own 6.61% of our membership interests.

(4)                          By virtue of his 11.885% ownership interest in Hooters Gaming LLC, Mr. Droste is deemed to beneficially own 3.97% of our membership interests.

(5)                          By virtue of his 1.979% ownership interest in Hooters Gaming LLC, Mr. Johnson is deemed to beneficially own 0.66% of our membership interests.

(6)                          By virtue of his 5.000% ownership interest in Hooters Gaming LLC, Mr. Kiefer is deemed to beneficially own 1.67% of our membership interests.

(7)                          By virtue of his sole ownership and control of Lags Ventures, LLC, Mr. Lageschulte is deemed to beneficially own all of our membership interests beneficially owned by Lags Venture, LLC.

(8)                          The membership interests of EW Common LLC are owned 90% by Eastern & Western and 10% by Michael Hessling.

(9)                          Eastern & Western is wholly owned by S.I. Enterprises, Inc.

(10)                    S.I. Enterprises, Inc. was converted into a limited liability company on February 28, 2005 and is now known as S.I. Enterprises, LLC. The interests in S.I. Enterprises, Inc. are owned 93% by Toyoroku Izumi and 7% by Sukeaki Izumi. By virtue of its sole ownership of Eastern & Western, S.I. Enterprises, Inc. is deemed to beneficially own all of our membership interests beneficially owned by Eastern & Western.

(11)                    By virtue of his 7% ownership of S.I. Enterprises, Inc., Mr. S. Izumi is deemed to beneficially own 2.10% of our membership interests.

(12)                    By virtue of his 93% ownership of S.I. Enterprises, Inc., Mr. T. Izumi is deemed to beneficially own 27.90% of our membership interests.

(13)                    By virtue of his 10% ownership of EW Common LLC, Mr. Hessling is deemed to beneficially own 3.33% of our membership interests.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We believe that all of the transactions mentioned below are on terms at least as favorable to us as would have been obtained from an unrelated third party.

Florida Hooters LLC and Related Entities

We have entered into an assignment agreement with Florida Hooters LLC whereby we have been assigned (i) a license to use certain intellectual property related to the Hooters brand in connection with gaming, casino or combined hotel gaming and casino operations at the Hooters Casino Hotel property; (ii) a non-exclusive license to use the Hooters restaurant concept at the Hooters Casino Hotel property; and (iii) an exclusive license to use certain intellectual property to operate and promote restaurants, taverns, lounges and bars using the marks “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar,” which is operated in conjunction with Dan Marino’s Fine Food & Spirits, at the Hooters Casino Hotel property. Pursuant to the assignment agreement, we must pay certain fees to related entities.

Hooters Gaming Corporation is a related entity which is owned by certain members of our management board (Gilbert DiGiannantonio (52.078%), William Ranieri (20.831%), Edward Droste

(12.510%), and Dennis Johnson (2.083%)) as well as some of our other indirect minority interest owners. Las Vegas Wings, Inc. is a related entity that is owned by David Lageschulte (50.69%), Gilbert DiGiannantonio (14.18%) and William Ranieri (5.13%), all of whom are members of our management board and indirect membership interest owners. Lags Ventures, Inc. is a related entity which is wholly owned by David Lageschulte, a member of our management board and an indirect beneficial owner (through Lags Ventures, LLC) of 33.27% of our membership interests.

Pursuant to the terms of our assignment agreement with Florida Hooters LLC, we must accrue the following fees beginning on February 3, 2006, the opening of the Hooters Casino Hotel

•                  Hooters Gaming Corporation. We pay Hooters Gaming Corporation a fee equal to three percent (3%) of all net gaming revenues generated from our gaming activities (as defined by Nevada law). The fee accrues on a monthly basis.

•                  Las Vegas Wings, Inc. We pay Las Vegas Wings, Inc. a consent fee equal to four percent (4%) of gross sales from any Hooters branded restaurant, including the gross sales of any merchandise with a Hooters logo, at any location on or about the Hooters Casino Hotel. This consent fee accrues monthly.

•                  Lags Ventures, Inc. The “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar” marks used in connection with restaurant services at the Hooters Casino Hotel property, require us to pay Lags Ventures, Inc. a royalty equal to six percent (6%) of gross sales generated from such establishments. This mark fee is calculated on a monthly basis, subject to any subordination or deferral agreed to by Lags Ventures, Inc., and is payable no later than 30 days after the termination of the preceding full calendar month. In addition to the mark fee, we pay Lags Ventures, Inc. all training fees, set-up fees and other start-up items customarily incurred by Lags Ventures, Inc. in similar licensing situations. These additional fees and amounts are not and will not be subordinated or deferred to any other amount.

Hooters Gaming Corporation, Las Vegas Wings, Inc. and Lags Ventures, Inc. have agreed to subordinate payment of their respective fees in favor of the obligations of 155 East Tropicana, LLC and its subsidiaries under the Notes and any guarantees of the Notes, certain payments to be made pursuant to our operating agreement, and any fees due to any of them will accrue and remain unpaid until there is sufficient net cash flow from operations to make all of the foregoing payments. In addition, the foregoing fees are subject to applicable limitations in the indenture governing the Notes, such as the limitation on restricted payments to the extent they constitute restricted payments.

Other Transactions

Provident Advertising & Marketing, Inc. Provident Advertising & Marketing, Inc.’s majority shareholder is Edward C. Droste, a member of our management board and an indirect beneficial owner of 3.96% of our membership interests. During 2004 and 2005, Provident Advertising & Marketing, Inc. provided us with services relating to the planning and development of an advertising and marketing plan. The aggregate marketing fee and merchandise fee paid to Provident Advertising & Marketing, Inc. for the year ended December 31, 2005 and the period from inception (June 17, 2004) through December 31, 2004 was approximately $215,675 and $19,500, respectively. In addition, we paid $89,511 to Provident Merchandise Sourcing, and $179 to Provident Creative for merchandise to sell in our gift shops and uniforms. Both Provident Merchandise Sourcing and Provident Creative are affiliated with Provident Advertising & Marketing, Inc. We will continue to engage Provident Advertising & Marketing, Inc. for the continued development and implementation of a strategic marketing plan in connection with the Hooters Casino Hotel.

Eastern & Western Hotel Corporation. After acquiring the property, but prior to obtaining our gaming licenses, we entered into a casino lease with Eastern & Western as the operator of all areas of the Hôtel San Rémo relating to casino gaming. Pursuant to the terms of the lease, Eastern & Western leased from us those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, including areas containing and immediately adjacent to slot machines, video machines, all gaming devices, table games, the poker room, keno area, baccarat areas, and other areas which are subject to direct supervision by the Nevada Gaming Authorities, as well as all surveillance areas, counting rooms, cashier cages and other areas ancillary to casino gaming. We also entered into a hotel lease with Eastern & Western as the operator of all non-casino areas of the Hôtel San Rémo. These leases were terminated on November 1, 2005, after we received our gaming licenses. Eastern & Western paid us an aggregate amount of approximately $5.4 million and $2.2 million, respectively, under the leases during the year ended December 31, 2005 and the period from inception (June 17, 2004) through December 31, 2004.

Hawkeye Construction and Millwork, Inc. Hawkeye Construction and Millwork, Inc. is co-owned by David Lageschulte, a member of our management board and an indirect beneficial owner of 33.27% of our membership interests. In February 2005, we entered into an agreement with Hawkeye Construction and Millwork, Inc. whereby Hawkeye Construction and Millwork, Inc. would manage the construction and renovation project at the hotel casino property. Total compensation for services is two percent (2%) of the construction and furniture, fixtures and equipment costs, but will not exceed $600,000. The fee is paid on a monthly basis. As of December 31, 2005, we had paid $527,827 to Hawkeye Construction and Millwork, Inc.

Pete & Shorty’s, Inc. Pete & Shorty’s, Inc. is owned by our chief executive officer, Neil Kiefer (6.39%), certain members of our management board (Gilbert DiGiannantonio (12.77%), William Ranieri (4.26%), Edward Droste (14.00%), and Dennis Johnson (9.34%)), and an indirect minority interest owner. In March 2005, we entered into a license agreement with Pete & Shorty’s, Inc. whereby we were granted a nonexclusive, royalty-free license to use the Pete & Shorty’s mark in connection with a restaurant, bar and lounge at the Hooters Casino Hotel. Pursuant to the license agreement, we can also use the mark in connection with affiliated merchandise, entertainment and casino services.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountants, to us and Hôtel San Rémo Casino and Resort for 2005 and 2004 are as follows:

155 East Tropicana, LLC	Year ended December 31, 2005	Period from Inception (June 17, 2004) Through December 31, 2004
Audit fees(1)	$104,626	$35,000
Audit-related fees(2)	8,100	—
Tax fees	—	—
All other fees(3)	410,202	—
Total fees	$522,928	$35,000

Hôtel San Rémo Casino and Resort	Ten months ended October 31, 2005	Year ended December 31, 2004
Audit fees(1)	$97,068	$44,000
Audit-related fees(2)	—	61,000
Tax fees	—	—
All other fees(3)	—	—
Total fees	$97,068	$105,000

(1)          Represents the aggregate fees Ernst & Young LLP billed us and Hôtel San Rémo Casino and Resort for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Ernst & Young LLP in connection with those filings. The 2005 audit fees for Hôtel San Rémo includes $36,000 related to Ernst & Young LLP performing an audit of the 2002 combined financial statements that was invoiced in March 2005.

(2)          Represents the aggregate fees Ernst & Young LLP billed us and Hôtel San Rémo Casino and Resort for assurance and related services that are reasonably related to the performance of the audits in 2005 and 2004.

(3)          Represents the aggregate fees Ernst & Young LLP billed for other than the items described in 1–3 above. The fees of $410,202 represent fees billed to us for assistance related to the offering of the old notes and the registration statement on Form S-4, declared effective by the SEC on June 24, 2005.

We do not have an audit committee or a pre-approval policy with respect to any fees paid to Ernst & Young LLP, our principal accountants.

PART III

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   List the following documents filed as part of the report:

(1)   All financial statements.

Included in “Item 8. Financial Statements and Supplementary Data” above.

(2)   Financial Statement Schedules.

Not applicable.

(3)   Exhibit Index.

Not applicable.

See exhibits listed on the Exhibit Index following the signature page of this Annual Report, where said Exhibit Index is incorporated herein by reference.

(b)   Exhibits.

Included as exhibits are the items listed in the Exhibit Index.

(c)            Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA, LLC
(Registrant)

	By:	/s/ Neil G. Keifer
Date: March 31, 2006		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Keifer	Chief Executive Officer (Principal Executive Officer)	March 31, 2006
Neil G. Kiefer

/s/ Deborah J. Pierce	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
Deborah J. Pierce

/s/ Michael Hessling	Chief Operating Officer and Management Board	March 31, 2006
Michael Hessling

/s/ Toyoroku Izumi	Management Board	March 31, 2006
Toyoroku Izumi

Signature	Title	Date

/s/ Sukeaki Izumi	Management Board	March 31, 2006
Sukeaki Izumi

/s/ William Ranieri	Management Board	March 31, 2006
William Ranieri

/s/ David Lageschulte	Management Board	March 31, 2006
David Lageschulte

/s/ Edward Droste	Management Board	March 31, 2006
Edward Droste

/s/ Gilbert DiGiannantonio	Management Board	March 31, 2006
Gilbert DiGiannantonio

/s/ John Blakely	Management Board	March 31, 2006
John Blakely

/s/ Dennis Johnson	Management Board	March 31, 2006
Dennis Johnson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA FINANCE CORP.
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2006		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	President (Principal Executive Officer)	March 31, 2006
Neil G. Kiefer

/s/ Deborah J. Pierce	Treasurer (Principal Financial and Accounting Officer)	March 31, 2006
Deborah J. Pierce

/s/ Michael Hessling	Vice President, Secretary and Director	March 31, 2006
Michael Hessling

/s/ Toyoroku Izumi	Director	March 31, 2006
Toyoroku Izumi

Signature	Title	Date

/s/ Sukeaki Izumi	Director	March 31, 2006
Sukeaki Izumi

/s/ William Ranieri	Director	March 31, 2006
William Ranieri

/s/ David Lageschulte	Director	March 31, 2006
David Lageschulte

/s/ Edward Droste	Director	March 31, 2006
Edward Droste

/s/ Gilbert DiGiannantonio	Director	March 31, 2006
Gilbert DiGiannantonio

/s/ John Blakely	Director	March 31, 2006
John Blakely

/s/ Dennis Johnson	Director	March 31, 2006
Dennis Johnson

EXHIBIT INDEX

Index No.	Description

3.1***	Articles of Organization of 155 East Tropicana LLC dated June 17, 2004

3.2***	Amended and Restated Articles of Organization of 155 East Tropicana LLC dated June 28, 2004

3.3***	Articles of Incorporation of 155 East Tropicana Finance Corp dated March 7, 2005

3.4***	Articles of Organization of EW Common LLC dated July 23, 2004

3.5***	Articles of Organization of Florida Hooters LLC dated June 15, 2004

3.6***	Amended and Restated Articles of Organization of Florida Hooters LLC dated November 5, 2004

3.7***	Amended and Restated Operating Agreement of 155 East Tropicana, LLC dated March 9, 2005

3.8***	Code of Bylaws of 155 East Tropicana Finance Corp. dated March 8, 2005

3.9***	Operating Agreement of EW Common LLC dated July 30, 2004

3.10***	Operating Agreement of Florida Hooters LLC dated July 30, 2004

4.1***	Indenture among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and The Bank of New York Trust Company, N.A. dated March 29, 2005

4.2***

Registration Rights Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp, Florida Hooters LLC, EW Common LLC, Jefferies & Company, Inc. and Wells Fargo Securities, LLC dated March 29, 2005.

10.1***	Purchase Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp, Jefferies & Company, Inc. and Wells Fargo Securities, LLC dated March 23, 2005.

10.2***	Senior Secured Notes Security Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and The Bank of New York Trust Company, N.A. dated March 29, 2005

10.3***	Guarantee and Pledge Agreement between Eastern & Western Hotel Corporation and The Bank of New York Trust Company, N.A. dated March 29, 2005

10.4***	Parent Pledge Agreement among Florida Hooters LLC, EW Common LLC and The Bank of New York Trust Company, N.A. dated March 29, 2005

10.5***	Trademark Security Agreement among 155 East Tropicana LLC, 155 East Tropicana Finance Corp and The Bank of New York Trust Company, N.A. dated March 29, 2005

10.6***	Credit Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and Wells Fargo Foothill, Inc. dated March 29, 2005

10.7†	Amendment Number One to Credit Agreement dated January 30, 2006

10.8***	Security Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and Wells Fargo Foothill, Inc. dated March 29, 2005

10.9***	Securities Account Control Agreement between Wells Fargo Foothill, Inc., Eastern & Western Hotel Corporation, Wells Fargo Brokerage Services, LLC dated March 29, 2005

10.10***	Securities Account Control Agreement between Wells Fargo Foothill, Inc., 155 East Tropicana, LLC and Wells Fargo Brokerage Services, LLC dated March 29, 2005

10.11***	Collateral Account Control Agreement among 155 East Tropicana, LLC, The Bank of New York Trust Company, N.A. dated March 29, 2005 (Interest Reserve Account)

Index No.	Description

10.12***	Cash Collateral and Disbursement Agreement among The Bank of New York Trust Company, N.A., and 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. dated March 29, 2005

10.13***	Guarantee and Pledge Agreement between Eastern & Western Hotel Corporation and Wells Fargo Foothill, Inc. dated March 29, 2005

10.14***	Parent Pledge Agreement among Florida Hooters, LLC, EW Common LLC and Wells Fargo Foothill, Inc. dated March 29, 2005

10.15***	Intercompany Subordination Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp. and Wells Fargo Foothill, Inc. dated March 29, 2005

10.16***

Intercreditor and Lien Subordination Agreement among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. dated March 29, 2005

10.17***

Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement by and from 155 East Tropicana, LLC, to Lawyers Title of Nevada, Inc for the benefit of Wells Fargo Foothill, Inc. dated March 29, 2005

10.18***	Leasehold Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement to Lawyers Title of Nevada, Inc. for the benefit of Wells Fargo Foothill, Inc. dated March 29, 2005

10.19***	Assignment of Entitlements, Contracts, Rents and Revenues between 155 East Tropicana, LLC and Wells Fargo Foothill, Inc. dated March 29, 2005

10.20***	Assignment of Entitlements and Contracts between Eastern & Western Hotel Corporation and Wells Fargo Foothill, Inc. dated March 29, 2005

10.21***	Subordination and Attornment Agreement and Estoppel Certificate between Wells Fargo Foothill, Inc., Eastern & Western Hotel Corporation and 155 East Tropicana, LLC dated March 29, 2005

10.22***	Consent to Collateral Assignment of Contract by C&B Nevada, Inc. and Wells Fargo Foothills, Inc. dated March 29, 2005

10.23***	Consent to Collateral Assignment of Contract by The PENTA Building Group, Inc. and Wells Fargo Foothills, Inc. dated March 29, 2005

10.24***	Control Agreement among Wells Fargo Foothill, Inc. Florida Hooters LLC, EW Common LLC and 155 East Tropicana, LLC dated March 29, 2005

10.25***	Amended and Restated Joint Venture Agreement between EW Common LLC, Eastern & Western Hotel Corporation and Florida Hooters dated March 9, 2005

10.26***	Amended and Restated Assignment Agreement between Hooters Gaming Corporation and Florida Hooters, LLC dated March 9, 2005

10.27***	Amended and Restated Assignment Agreement between Florida Hooters, LLC and 155 East Tropicana, LLC dated March 9, 2005

10.28***	Amended and Restated Mark License Agreement between Lags Ventures, Inc. and Florida Hooters, LLC dated March 9, 2005

10.29***	Affirmation and Acknowledgement between Hooters Gaming Corporation and 155 East Tropicana, LLC dated March 9, 2005

10.30***	Trademark License Agreement between PETE & SHORTY’S, INC., Florida 33763 and 155 East Tropicana, LLC dated March 11, 2005

Index No.	Description

10.31***	Amendment to License Agreement between HI Limited Partnership and Hooters Gaming Corporation dated February 24, 2005

10.32***	Collateral Account Control Agreement among 155 East Tropicana, LLC and The Bank of New York Trust Company, N.A. dated March 29, 2005 (Renovation Disbursement Account)

31.1*	Certification of Deborah J. Pierce under Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Neil G. Kiefer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Deborah J. Pierce pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Neil G. Kiefer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*             Filed herewith.

**      Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 1. to its Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 16, 2005.

***   Previously filed as an exhibit to the registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

†              Previously filed as an exhibit to the registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2006.