Form 10-Q
period 2006-03-31
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2006-05-15
CIK 1326688, 1326686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-1363044
NEVADA	20-2546581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 East Tropicana Avenue Las Vegas, Nevada	89109
(Address of Principal Executive Offices)	(Zip Code)

(702) 597-6076

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,819,849	$14,191,385
Accounts receivable, net of allowance for doubtful accounts of $117,068 and $110,017 in 2006 and 2005, respectively	914,124	647,776
Due from Hotel San Remo	219,460	30,508
Inventories	956,732	146,339
Prepaid expenses	1,714,779	775,836
Total current assets	13,624,944	15,791,844
Property and equipment, net	124,470,853	103,264,703
Other long-term assets:
Restricted cash	15,590,387	29,345,513
Deferred financing costs	7,089,512	7,286,738
Intangible assets	6,596,051	6,609,028
Other assets	250,407	861,565
Total other long-term assets	29,526,357	44,102,844
Total assets	$167,622,154	$163,159,391

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$4,755,655	$3,323,099
Related party royalties payable	348,417	—
Construction payable	7,063,498	6,034,450
Accrued interest payable	5,693,329	2,864,396
Accrued liabilities	2,076,584	1,384,649
Current portion of long-term debt	2,392,420	—
Total current liabilities	22,329,903	13,606,594
Long-term debt	133,335,533	130,000,000
Total liabilities	155,665,436	143,606,594

Commitments and contingencies

Members’ equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(22,376,657)	(14,780,578)
	11,956,718	19,552,797
Total liabilities and members’ equity	$167,622,154	$163,159,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Operating revenues:
Casino	$6,898,031	$—
Food and beverage	5,152,976	—
Hotel and other	4,500,256	—
Related party lease income	—	2,374,934
	16,551,263	2,374,934
Less promotional allowances	(1,421,091)	—
Net operating revenues	15,130,172	2,374,934

Operating expenses:
Casino	2,967,178	—
Food and beverage	4,226,248	—
Hotel and other	1,716,584	—
General and administrative	3,326,016	—
Depreciation and amortization	1,134,233	406,281
Pre-opening expenses	5,292,834	264,890
Related party royalties expense	345,697	—
Loss on disposal of assets	977,677	—
Total operating expenses	19,986,467	671,171
Operating (loss) income	(4,856,295)	1,703,763

Other income (expense):
Interest income	281,280	14,990
Interest expense, net of capitalized interest of $229,096 and $32,339 for the three months ended March 31, 2006 and 2005, respectively	(3,021,064)	(1,354,125)
Loss on extinguishment of debt	—	(2,246,526)
Other income (expense), net	(2,739,784)	(3,585,661)
Net loss	$(7,596,079)	$(1,881,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(7,596,079)	$(1,881,898)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,134,233	406,281
Amortization of debt issuance costs	197,406	227,707
Amortization of intangible asset	12,977	—
Loss on extinguishment of debt	—	2,246,526
Loss on disposal of assets	977,677	—
Changes in assets and liabilities:
Accounts receivable	(266,348)	—
Inventories	(810,393)	—
Prepaid expenses	(938,943)	10,009
Accounts payable	1,432,556	623,874
Related party royalties payable	348,417	—
Accrued interest payable	2,828,933	—
Accrued liabilities	691,935	91,734
Net cash (used in) provided by operating activities	(1,987,629)	1,724,233

Cash Flow From Investing Activities
Capital expenditures	(17,552,965)	(772,792)
Increase in construction payable	1,029,048	—
Change in restricted cash	13,755,126	(57,964,393)
Change in other assets	611,158	(11,987
Net cash used in investing activities	(2,157,633)	(58,749,172)

Cash Flow From Financing Activities
Due to/from Hotel San Remo	(188,952)	(1,145,214)
Payment of debt financing costs	—	(7,343,856)
Extinguishment of debt	—	(48,500,000)
Loan penalties from extinguishment of debt	—	(1,361,750)
Proceeds from issuance of long-term debt	172,755	130,000,000
Principal payments on debt	(210,077)	—
Net cash (used in) provided by financing activities	(226,274)	71,649,180

(Decrease) increase in cash and cash equivalents	(4,371,536)	14,624,241
Cash and cash equivalents, beginning of period	14,191,385	1,220,851
Cash and cash equivalents, end of period	$9,819,849	$15,845,092

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$192,131	$1,126,418

Assets acquired through equipment loans	$5,765,275	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2006

1. Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme. The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006. The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada. The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp. through a $130 million Senior Secured Notes offering in March 2005. The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC. The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.0 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution. The deemed capital contribution from EW Common LLC carries with it a priority return of four percent of the contribution annually. The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand. Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars and operate a Hooters food business. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 4 Dan Marino concept restaurants.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1. Organization and Basis of Presentation (continued)

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture. Under the terms of the joint venture agreement, the venture progressed in three stages. The first stage involved the formation of the Company and the conveyance of all the real and non-gaming personal property owned by and associated with the Hôtel San Rémo, the leaseback under operating lease arrangements of these assets to Eastern & Western pursuant to the casino and hotel lease agreements described in Note 3, and the contribution through assignment agreements of certain intellectual property rights to the Company by the respective members of Florida Hooters LLC. The second stage related to the raising of financing to fund the redesign and renovation of the Hôtel San Rémo into the Hooters Casino Hotel, the refinancing of the Company’s current debt structure and other working capital requirements was completed in March 2005. The final stage involved securing all licenses necessary to conduct gaming at the hotel casino and the subsequent termination of the hotel and casino leases. In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the existing Hôtel San Rémo. The hotel and casino leases with Eastern & Western were terminated on October 31, 2005.

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

Prior to November 1, 2005, the Company had conducted no business other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo, and was considered a development stage company. The Hôtel San Rémo is a division of S.I. Enterprises, Inc., a Nevada corporation. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo. Commencing November 1, 2005, all operations, assets and liabilities of the former Hôtel San Rémo are included in the Company’s financial statements, and effective that date the Company was no longer in the development stages.

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

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement (the “old notes”). On August 5, 2005, the Company successfully exchanged all of the old notes for new notes (the “Notes”). The Notes have substantially identical terms as the old notes, except that the Notes have been registered under the Securities Act of 1933 and are freely tradable. Interest payments on the Notes are due semi annually, on April 1 and October 1. The first payment was made on October 1, 2005. The Notes are secured by all of the Company’s and, to the extent in existence, subsidiary guarantors’ 1) existing and future assets  (other than certain excluded existing and future assets), 2) the Company’s equity interest in any guarantors and 3) existing renovation disbursement and interest reserve accounts as described below.

The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes required the Company to establish a renovation disbursement account and an interest reserve account. The balances in the renovation account and the interest reserve account at March 31, 2006 were $9.9 million and $5.7 million, respectively, and are included in restricted cash in the accompanying condensed consolidated balance sheet. The indenture also contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the old notes offering to retire existing indebtedness and (together with cash from operations and proceeds from equipment financing), renovate and construct the Hooters Casino Hotel and provide for general working capital needs. Related to this retirement of existing indebtedness, the Company recognized a loss on extinguishment of debt in the amount of $2,246,526 during 2005.

Senior Secured Credit Facility

The Company entered into a $15.0 million senior secured credit facility concurrently with the offering of the old notes. The senior secured credit facility is a four-year revolving credit facility of up to the lesser of $15.0 million or three times trailing twelve month EBITDA through September 30, 2006 and two times thereafter; provided that the multiple of EBITDA requirement will not apply if outstanding borrowings are less than $7.5 million. EBITDA is defined for any fiscal period as the Company’s consolidated net income (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the credit facility agreement. On January 30, 2006, the senior secured credit facility was amended to allow the Company, during the period of February 1, 2006 to June 30, 2006, to obtain advances in the aggregate principal amount of up to $15.0 million, without regard to the multiple of

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Long-term Debt (continued)

EBITDA requirement. The Company drew $172,755 against the senior secured credit facility during the quarter ended March 31, 2006 (all of which was outstanding at March 31, 2006) to pay the bank fee related to this amendment and to pay for other expenses related to the credit facility.

At March 31, 2006, we failed to meet two covenant requirements associated with the senior secured credit facility. We were required to maintain a rolling twelve month adjusted EBITDA of $1,000,000 and a Senior Debt to EBITDA ratio of 21:1 at March 31, 2006. Due to construction disruption and pre-opening expenses experienced during the construction period, we fell short of the required EBITDA by approximately $300,000 and exceeded the minimum Senior Debt to EBITDA ratio. We have received a waiver of default from the agent for the lenders through March 31, 2006. We are in current negotiations with the agent for the lender to modify the covenant and the terms for borrowing against the senior secured credit facility in the future.

At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum. All the obligations under the senior secured credit facility are secured by first priority liens on and security interest in all of the Company’s and guarantor’s existing and future properties and assets. The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the senior secured credit facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses). The senior secured credit facility required the Company to pay unused commitment fees of 0.50% per annum on any unused portion of the senior secured credit facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date. The senior secured credit facility also contains customary financial covenants and other events of default.

Intercreditor Agreement

Concurrently with the closing of the old notes offering and senior secured credit facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the senior secured credit facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes. The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated (other than the security interests in the renovation disbursement account, which will be senior, and interest reserve account, which will not secure the senior secured credit facility) to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the senior secured credit facility. The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Long-term Debt (continued)

Equipment Purchase Agreements

During the first quarter of 2006, the Company entered into loan agreements to purchase approximately $5.8 million in slots and hotel equipment. The loans, which are collateralized by the equipment purchased, have terms ranging from 12 months to 5 years. Interest rates imputed on the slot equipment purchase of $5.6 million and hotel equipment purchase of $0.2 million were 3.327% and 10.75%, respectively.

3. Lease Agreements

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

Minimum monthly base-rent payments of $125,000 were due from August 3, 2004 until the termination of the lease on October 31, 2005, which totaled $375,000 for the quarter ended March 31, 2005.

Hotel Lease

The hotel lease between Eastern & Western and the Company covered those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel. The hotel lease was terminated on October 31, 2005. Minimum lease payments due under the hotel lease consisted of a minimum rent and a percentage rent. The minimum rent was $250,000 per month. The percentage rent was equal to 100% of all revenues received from the operations of the hotel, less actual operational expenses (including minimum rent). Percentage rental income earned for the quarter ended March 31, 2005 was $1,249,934. The total rental income earned under the hotel lease was $1,999,934 for the quarter ended March 31, 2005. There were no rent receivables under the hotel lease at March 31, 2006 or December 31, 2005.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4. Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties. A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar is payable to Lags Ventures, Inc. and a consent fee of 4% of gross sales from Hooters branded restaurant, including the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc. The total fees accrued at March 31, 2006 for these related parties are $348,417.

The payment of the related party royalties is restricted under the Notes indenture. The fees can only be paid after the close of the fiscal year and only if the Company’s debt coverage ratio is 1.5 to 1 for that fiscal year. The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Hawkeye Construction and Millwork, Inc.

Hawkeye Construction and Millwork, Inc. are managing the construction and renovation of the Hooters Casino Hotel and receive as compensation for such services 2% of the construction and furniture, fixtures and equipment costs, not to exceed $600,000. The Company’s payments to Hawkeye Construction and Millwork, Inc. totaled $223,720 and $150,000 for the quarters ended March 31, 2006 and 2005, respectively.

Provident Advertising & Marketing, Inc.

Provident Advertising & Marketing, Inc. (“Provident”) has been engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the operation of the Hooters Casino Hotel. The fees paid to Provident during the quarters ended March 31, 2006 and 2005 totaled $1,068,855 and $38,362, respectively. The marketing fees paid to Provident are included in pre-opening expenses in the accompanying consolidated statement of operations. The fees paid to Provident also include purchases of uniforms and gift shop items for resale.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business. Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

On February 25, 2005, the Company entered into a $36.5 million guaranteed maximum price contract with The PENTA Building Group, Inc. for the renovation, construction and upgrade of the Hôtel San Rémo. Upon receiving the necessary building permits, the renovation and construction of the Hôtel San Rémo commenced in April 2005. At March 31, 2006, approximately $35.8 million of the $36.5 million had been incurred.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company has been required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses. The total fees paid to Hooters of America for the quarter ended March 31, 2006 was approximately $269,000, and are included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

Preferred Return

The Company’s membership interest includes an EW Common preferred account which accumulates a preferred return rate of 4 percent per annum on the $25.0 million account balance. Such preferred return accrues beginning on March 1, 2006, whether or not there are profits or funds available for the payment of dividends. Under the Notes indenture, the preferred return to EW Common is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year. As of March 31, 2006, $84,931 relating to the preferred account has been accumulated, but has not been paid.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

CONDENSED COMBINED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005
(unaudited)

Operating revenues:
Casino	$3,317,890
Food and beverage	1,913,955
Hotel and other	4,461,198
9,693,043
Less promotional allowances	(583,131)
Net operating revenues	9,109,912
Operating expenses:
Casino	1,765,182
Food and beverage	1,572,556
Hotel and other	1,118,472
General and administrative	2,041,770
Depreciation expense	94,180
Related party lease expense	2,374,934
Total operating expenses	8,967,094
Operating income	142,818
Other income (expense):
Related party interest income	99,955
Interest expense	(2,607)
Other income (expense), net	97,348
Income before income taxes	240,166
Provision for income taxes	334,269
Net loss	$(94,103)

The accompanying notes are an integral part of these condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005
(unaudited)
Cash Flow From Operating Activities
Net loss	$(94,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	94,180
Deferred income taxes	334,269
Change in operating assets and liabilities:
Accounts receivable	(181,335)
Inventories	35,928
Prepaid expenses	(62,709)
Accounts payable	137,290
Accrued expenses	130,037
Net cash provided by operating activities	393,557

Cash Flow From Investing Activities
Capital expenditures	15,699
Net increase in other assets	(266,901)
Net cash used in investing activities	(251,202)

Cash Flow From Financing Activities
Net change in due from 155 East Tropicana, LLC	1,145,214
Principal payments on long-term debt	(69,363)
Advances to affiliates, net	(1,746,490)
Net cash used in financing activities	(670,639)

Decrease in cash and cash equivalents	(528,284)
Cash and cash equivalents, beginning of period	4,470,919
Cash and cash equivalents, end of period	$3,942,635

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2,607

The accompanying notes are an integral part of these condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

Notes to Condensed Combined Financial Statements (unaudited)

March 31, 2005

1. Organization and Basis of Presentation

The accompanying condensed combined financial statements present the operations of Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), a division of S.I. Enterprises, Inc. (the “Parent Company”), a Nevada Corporation, which is located in Las Vegas, Nevada. Hôtel San Rémo commenced gaming operations on February 16, 1990. The accompanying condensed combined financial statements represent the operations of the hotel and gaming facilities and include certain accounts of Eastern & Western Hotel Corporation (“Eastern & Western”) and I&P Corporation, Colorado (“I&P”), both Nevada corporations. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo. I&P owned the real property and non-gaming assets of Hôtel San Rémo until August 3, 2004, at which time they were acquired by 155 East Tropicana, LLC (see Note 2) and then leased back to Hôtel San Rémo pursuant to the casino lease and hotel lease arrangements (see Note 3). Members of the Izumi family are 100% owners of S.I. Enterprises, Inc., which owns 100% of Eastern & Western and owns 100% of I&P. The principal business of Eastern & Western prior to the merger of I&P into Eastern & Western, was the owner and operator of the hotel.

Related to the events described above and in Note 2, effective November 1, 2005, Hôtel San Rémo ceased operations as the remainder of its assets were transferred to 155 East Tropicana, LLC and to its former owner. Accordingly, the accompanying condensed combined financial statements present only the statements of operations and cash flows for the three months ended March 31, 2005.

All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

2. Acquisition by 155 East Tropicana, LLC

In August 2004, 155 East Tropicana, LLC (“155”) agreed to the acquisition of the real property and other assets of Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses. 155 is a joint venture between Florida Hooters LLC and EW Common LLC. EW Common LLC was formed to hold Eastern & Western’s membership interest in 155. EW Common LLC is owned 90% by Eastern & Western and 10% by Michael J. Hessling, the executive vice president and chief operating officer of Hôtel San Rémo. Initially, 155 acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in gaming assets would be transferred to 155 upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel and casino. In October 2005, 155 secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino. On November 1, 2005, the remaining Hôtel San Rémo gaming assets were also transferred to 155 in exchange for an additional $5.0 million interest in 155 with a priority return. The casino and hotel leases were terminated on October 31, 2005. Immediately prior to the

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

Notes to Condensed Combined Financial Statements (unaudited) (continued)

2. Acquisition by 155 East Tropicana, LLC (continued)

acquisition in 2004, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC. Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾%, Senior Secured Notes due 2012 (the “old notes”). On August 5, 2005, 155 successfully exchanged all of the old notes for the new notes (the “Notes”). Proceeds from the old notes offering are being used principally to renovate the Hôtel San Rémo into the Hooters Casino Hotel.

3. Lease Agreements

In connection with the acquisition of Hôtel San Rémo’s real property and non-gaming assets by 155, Eastern & Western, as lessee, and 155 entered into lease agreements to lease back the casino and hotel property previously owned by Hôtel San Rémo. Upon the receipt of gaming and liquor licensing by 155, these leases were terminated on October 31, 2005 and the operations of the hotel and casino were assumed by 155. Total lease expense related to these lease agreements was $2,374,934 for the three months ended March 31, 2005.

4. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the audited financial statements and related notes included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006.

Overview for 155 East Tropicana, LLC

We were formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort, or the Hôtel San Rémo, from Eastern & Western Hotel Corporation, or Eastern & Western. Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 41 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 4 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our chief operating officer, Michael Hessling, owns the balance. Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004. Mr. Hessling served as the Hôtel San Rémo’s executive vice president and chief operating officer from January 1989 until the acquisition, at which time he became our chief operating officer.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001. Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee, which totaled $269,000 from February 3, 2006 (grand opening) through March 31, 2006. As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of 424 Hooters restaurants. Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments. Initially, we acquired $67.5 million of the real property and non-gaming assets and agreed that additional cash payments associated with the transfer of working capital and the remaining $5.0 million in gaming assets would be transferred to us upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel casino. In connection with the acquisition, we refinanced $43.7 million of Eastern & Western’s existing indebtedness, incurred additional expenses and obligations of $5.9 million, and issued to Eastern & Western $25.0 million of preferred membership interest representing one-third of our common membership interests. EW Common LLC was formed to hold Eastern & Western’s membership interests in us. Concurrently, we issued to Florida Hooters LLC two-thirds of our common membership interests in exchange for $5.1 million cash and the assignment of certain rights with respect to trademarks and licenses valued at $4.2 million, based on an appraisal from a third-party appraiser.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement. The old notes were subsequently exchanged with notes, or the Notes, registered with the Securities and Exchange Commission, or the Commission. Interest payments on the Notes are due semi-annually, on each April 1 and October 1. We used the proceeds from the old notes offering to refinance existing indebtedness, and have used and are using the remaining proceeds (together with cash from operations and proceeds from equipment financing), to renovate the hotel casino and to provide working capital. The indenture governing the Notes required us to establish a renovation disbursement account in the amount of $50.8 million and interest reserve account in the amount of $11.2 million. These accounts are presented on our consolidated balance sheet as restricted cash, and totaled approximately $15.6 million at March 31, 2006. On October 1, 2005 and April 1, 2006, the first two semi-annual interest payments were made using funds from the interest reserve account.

In connection with the offering of the old notes, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the old notes offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility concurrently with the offering of the old notes. During the quarter ended March 31, 2006, the Company drew $172,755 against the senior secured credit facility to pay the bank fee related to the January 30, 2006 amendment of the senior secured credit facility.

Prior to November 1, 2005, we conducted no business or operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by the Hôtel San Rémo. Under a casino lease and hotel lease, Eastern & Western operated the Hôtel San Rémo. After obtaining the necessary gaming and liquor licenses to operate the hotel casino in October 2005, we assumed operations of the hotel casino on November 1, 2005 and the leases with Eastern & Western were terminated.

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

In August 2004, we acquired the real property and other assets of the Hôtel San Rémo. Since November 1, 2005, we have also operated the hotel casino, and accordingly, have a limited operating history. Therefore, the discussion of operations herein focuses on the revenues and expenses for the quarter ended March 31, 2006 and 2005 as if there was no change in ownership or operation of the hotel casino.

Results of Operations

We generated hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property. During the quarter ending March 31, 2006, approximately 41.7% of the gross revenue was derived from the casino, 27.2% from hotel and other, and 31.1% from food and beverage.

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

Food and beverage revenues are derived from food and beverage sales in the food outlets of the hotel casino, including restaurants, bars, room service and banquets. Food and beverage revenue is recognized at the time food and/or beverage is provided to the guest. “Covers” are the number of patrons served in a food outlet. “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hooters Casino Hotel and other hotels in Las Vegas. Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance. Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition. During 2006, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates.

The following table summarizes the results of operations of 155 East Tropicana, LLC doing business as the Hooters Casino Hotel (which opened on February 3, 2006) for the quarter ended March 31, 2006, and the combined results of operations of the Hôtel San Rémo and 155 East Tropicana, LLC for the quarter ended March 31, 2005 (in thousands):

	155 East Tropicana, LLC	COMBINED	% Change 2006 - 2005
	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
	(in thousands)
Casino revenues	$6,898	$3,318	107.9%
Casino expenses	2,967	1,765	68.1%
Profit margin	57.0%	46.8%

Food and beverage revenues	$5,153	$1,914	169.2%
Food and beverage expenses	4,226	1,573	168.8%
Profit margin	18.0%	17.8%

Hotel and other revenues	$4,500	$4,461	0.9%
Hotel and other expenses	1,717	1,118	53.5%
Profit margin	61.9%	74.9%

Promotional allowances	$1,421	$583	143.7%
Percent of gross revenues	8.6%	6.0%

General and administrative expenses	$3,326	$2,042	62.9%
Percent of net revenues	22.0%	22.4%

Preopening expenses	$5,293	$265	1,898.1%
Percent of net revenues	35.0%	2.9%

The following discussion presents an analysis of hotel casino’s results of operations for the quarters ended March 31, 2006 and 2005, respectively.

Comparison of Quarter Ended March 31, 2006 with the Quarter Ended March 31, 2005

The results of operations for the quarter ended March 31, 2006 includes the month of January 2006 when the property was essentially closed for remodeling and the first two months of operations of the Hooters Casino Hotel from February 3, 2006 through March 31, 2006. Net operating revenues for the quarter ended March 31, 2006 were $15.1 million, an increase of $6.0 million or 66.1%, from $9.1 million of net operating revenues generated by Hôtel San Rémo during the same period in the previous year. Included in the 2006 first quarter’s net revenues were $14.8 million generated by the Hooters Casino Hotel operations beginning on February 3, 2006. The increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel.

Casino. Casino revenues increased by $3.6 million to $6.9 million for the quarter ended March 31, 2006, compared to $3.3 million for the quarter ended March 31, 2005. Casino revenue of $6.8 million was generated after the grand opening on February 3, 2006. Table games revenue was $2.9 million in 2006, an increase of $1.9 million, or 180.1%, compared to the table games win of $1.0 million from the prior year’s quarter. With the exception of $34,000, all table games revenue was generated after the grand opening. Table game drop increased to $17.1 million, or by 210.8%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, but table game hold percentage decreased from 19.1% in 2005 to 17.2% in 2006. The table games generated an average win per table of $1,556 per day after February 3, 2006. Slot revenue of $3.8 million for the quarter ended March 31, 2006 was an increase of 70.0% compared to $2.3 million in the same period in 2005. With the exception of $0.1 million, the entire slot revenue was generated after the grand opening. The average win per machine per day was $99 from February 3, 2006 to March 31, 2006.

Casino expenses increased by 68.1% to $3.0 million for the quarter ended March 31, 2006 compared to $1.8 million for the quarter ended March 31, 2005 due to increases in payroll and other operational expenses. However, the profit margin for casino operations increased from 46.8% during the quarter ended March 31, 2005 to 57.0% during the quarter ended March 31, 2006.

Food and beverage. Food and beverage revenue was $5.2 million for the quarter ended March 31, 2006 as compared to $1.9 million for 2005, an increase of 169.2%. The increase was a result of added food covers and increased check averages after the grand opening. In addition, beverage revenue (which includes complimentary beverages) increased by $1.3 million, or 235.9%, from $0.6 million during the quarter ended March 31, 2005.

Food and beverage expenses increased from $1.6 million during the quarter ended March 31, 2005 to $4.2 million during the quarter ended March 31, 2006, an increase of $2.6 million. The increase is due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume. The number of food and beverage outlets also increased from Hôtel San Rémo’s five outlets to nine outlets at Hooters Casino Hotel after the grand opening. The profit margin for food and beverage operations remained relatively flat from 17.8% during the quarter ended March 31, 2005 to 18.0% during the quarter ended March 31, 2006.

Hotel and other. Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) remained consistent at $4.5 million in 2006 and 2005. Room revenue was $3.3 million for the quarter ended March 31, 2006 compared to $4.2 million in 2005. This decrease was the result of a drop in room revenue after January 1, 2006. As planned, the Company made the decision to stop taking room reservations after January 2, 2006 to accommodate the remodeling activities for the grand opening. For the months of February and March 2006, room revenue was $3.1 million with an occupancy rate of 66.3% and average daily room rate of $111.57. This compares to room revenue of $3.1 million for the same two months in 2005, with an occupancy rate of 90.1% and an average daily rate of $81.28. The Company has committed to increase sales and marketing efforts to improve occupancy in the second quarter of 2006.

Sales from the Company’s retail outlets selling Hooters logo merchandise largely offset the decline in room revenue. Retail revenue has increased from $0.3 million during the quarter ended March 31, 2005 to $1.1 million during the quarter ended March 31, 2006, an increase of $0.8 million.

Hotel and other expenses increased by 53.5% from $1.1 million during the quarter ended March 31, 2005 to $1.7 million during the quarter ended March 31, 2006 due to increases in payroll and other expenses in hotel and retail operations. Due to the increase in expenses, the hotel and other profit margin decreased substantially from 74.9% during the quarter ended March 31, 2005 to 61.9% during the quarter ended March 31, 2006.

General and administrative. General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations. General and administrative expense increased $1.3 million to $3.3 million for the quarter ended March 31, 2006 compared to $2.0 million for the quarter ended March 31, 2005. This increase was principally due to increases in advertising and marketing, and franchise fees due to Hooters of America totaling $269,000 in February and March 2006.

Depreciation expense. Depreciation expense of $1.1 million for the quarter ended March 31, 2006 increased by $0.6 million, or 126.6%, from $0.5 million for the quarter ended March 31, 2005. The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service on February 3, 2006.

Pre-opening expenses. Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, advertising, marketing, and other general administrative expenses. Pre-opening expenses increased by $5.0 million to $5.3 million for the quarter ended March 31, 2006 compared to $0.3 million during the quarter ended March 31, 2005 largely due to increased training expenses during the month of January 2006 and the costs of the grand opening celebration for the Hooters Casino Hotel in February 2006.

Related party royalties expense.  Beginning on February 3, 2006, the Company incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $345,697 during the quarter ended March 31, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if the Company’s debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets. The loss on disposal of assets in 2006 of $1.0 million is the result of retiring and replacing certain old slot machines and other equipment in connection with the Hooters Casino Hotel remodel.

Interest income. Interest income was $0.3 million for the quarter ended March 31, 2006, compared to $0.1 million for the quarter ended March 31, 2005. The increase resulted from interest income received by us on the investment of old notes proceeds for the quarter ended March 31, 2006.

Interest expense. Interest expense was $3.0 million for the quarter ended March 31, 2006, compared to $1.4 million for the quarter ended March 31, 2005, an increase of $1.6 million. The increase in interest expense is largely attributable to $2.8 million in interest expense on the $130.0 million in Notes.

Loss on extinguishment of debt. The loss on extinguishment of debt in 2005 was related to the payoff of our bank loan with the proceeds of the old notes on March 29, 2005.

Related party lease income. During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements. Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month. Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement. For the quarter ended March 31, 2005, a total of $2,374,934 was received in rental income under the casino lease and hotel leases.

Provision for income taxes. 155 East Tropicana, LLC is a limited-liability company and is treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on 155 East Tropicana, LLC’s consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the quarter ended March 31, 2006, $2.2 million of cash was used in investing activities, consisting of a use of cash for capital expenditures of $16.5 million partially offset by a reduction in restricted funds of $13.8 million and a reduction in other assets of $0.6 million. At March 31, 2006, $15.6 million was held as restricted cash and was used to pay a $5.7 million bond interest payment on April 1, 2006 and for construction payables of $7.1 million. The remaining balance of approximately $2.8 million will be used to pay outstanding construction bills, repay the Company for construction paid from operating cash, and the balance of approximately $1.2 million, which represents interest earned on the restricted funds, will be available for general purposes.

The Notes indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

In March 2005, we entered into a $15.0 million senior secured credit facility concurrently with the offering of the old notes. The senior secured credit facility, as amended on January 30, 2006, is a four year revolving credit facility of up to $15.0 million through June 30, 2006, and thereafter, the lesser of $15.0 million or three times the trailing twelve month EBITDA (net income (or loss), minus extraordinary gains and interest income, plus interest expense; income taxes and depreciation and amortization, as further defined in the senior secured credit facility) through September 30, 2006, and two times thereafter; provided that the multiple of EBITDA requirement will not apply if the borrowings are less than $7.5 million. EBITDA is defined in the senior credit facility and allows for the exclusion of certain expenditures. We did not have any borrowings outstanding on this credit facility at December 31, 2005. On January 30, 2006, the senior secured credit facility was amended to allow us, during the period of February 1, 2006 through June 30, 2006, to obtain advances in the aggregate principal amount of up to $15 million, without regard to the multiple of EBITDA requirement. We drew $172,755 against the senior secured credit facility during the first quarter of 2006 (all of which was outstanding at March 31, 2006) to pay bank fees related to this amendment and other credit line expenses.

The senior secured credit facility also contains customary financial covenants and other covenants and events of default. The senior credit facility can be used for additional working capital or capital expenditures, at our discretion. At March 31, 2006, we failed to meet two covenant requirements associated with the senior secured credit facility. We were required to maintain a rolling twelve month adjusted EBITDA of $1,000,000 and a Senior Debt to EBITDA ratio of 21:1 at March 31, 2006. Due to construction disruption and pre-opening expenses experienced during the construction period, we fell short of the required EBITDA by approximately $300,000 and exceeded the minimum Senior Debt to EBITDA ratio. We have received a waiver of default from the agent for the lenders through March 31, 2006. We are in current negotiations with the agent for the lender to modify the covenant and the terms for borrowing against the senior secured credit facility in the future.

As anticipated in our $130.0 million Note offering document, we entered into equipment financing of $5.8 million during the quarter ending March 31, 2006.

We used $2.0 million of cash in operating activities during the quarter ended March 31, 2006, largely due to our net loss of $7.6 million offset by non-cash charges of $2.3 million and increases in our operating payables.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2006 through the use of cash (which was $9.8 million at March 31, 2006), restricted cash (which was $15.6 million at March 31, 2006), our cash flow from operations, and our ability to draw against our $15.0 million senior secured credit facility.

Liquidity and Capital Resources (Hôtel San Rémo)

For the quarter ended March 31, 2005, Hôtel San Rémo generated $0.4 million in cash flow from operations.

For the quarter ended March 31, 2005, net cash of $0.3 million was used in investing activities as a result of purchasing other assets.

For the quarter ended March 31, 2005, net cash of $0.7 million was used in financing activities as a result of advances to affiliates.

As the result of the above factors, the Hôtel San Rémo’s net cash decreased $0.5 million, from $4.4 million at December 31, 2004 to $3.9 million at March 31, 2005.

As of November 1, 2005, Hôtel San Rémo ceased operations as a hotel and casino business, as all remaining assets were transferred to either 155 East Tropicana, LLC or the former owner of the hotel.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K filed with the Commission on March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. We do not believe that our respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. At March 31, 2006, we had $130,000,000 aggregate principal amount Senior Secured Notes due April 2, 2012 and $5.8 million in equipment purchase loans with fixed interest rates. The Notes carry a fixed interest rate of 8¾%, provided no events of default remain unresolved. Since the Notes and equipment purchase loans have fixed interest rates, there is no market risk associated with these loans. We have market risk associated with funds that may be borrowed on the $15.0 million senior secured credit facility, due to an interest rate that floats with the LIBOR or prime rate. The term of the senior secured credit facility will mature on March 30, 2009. At

March 31, 2006, $172,755 was outstanding under this variable rate credit facility.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2006. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

At March 31, 2006, we failed to meet two covenant requirements associated with the senior secured credit facility. We were required to maintain a rolling twelve month adjusted EBITDA of $1,000,000 and a Senior Debt to EBITDA ratio of 21:1 at March 31, 2006. Due to construction disruption and pre-opening expenses experienced during the construction period, we fell short of the required EBITDA by approximately $300,000 and exceeded the minimum Senior Debt to EBITDA ratio. We have received a waiver of default from the agent for the lenders through March 31, 2006. We are in current negotiations with the agent for the lender to modify the covenant and the terms for borrowing against the senior secured credit facility in the future.

Further details are disclosed in the letter agreement attached as Exhibit 10.1 to this quarterly report on form 10-Q.

Item 6. Exhibits.

Exhibits:

10.1                           Letter Agreement related to Credit Facility between Wells Fargo Foothill, Inc., and 155 East Tropicana, LLC and 155 East Tropicana Finance Corp.

31.1                           Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

31.2                           Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

32.1                           Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

32.1                           Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	May 15, 2006
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	May 15, 2006
Deborah J. Pierce
Chief Financial Office (Principal Financial and Chief Accounting Officer)