Form 10-Q
period 2006-06-30
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2006-08-14
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact Name of Registrant as Specified in its Charter)

NEVADA NEVADA	20-1363044 20-2546581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 East Tropicana Avenue Las Vegas, Nevada	89109
(Address of Principal Executive Offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,544,714	$14,191,385
Accounts receivable, net of allowance for doubtful accounts of $116,497 and $110,017 in 2006 and 2005, respectively	1,022,931	647,776
Due from Hotel San Remo	220,841	30,508
Inventories	909,186	146,339
Prepaid expenses	2,305,021	775,836
Total current assets	13,002,693	15,791,844
Property and equipment, net	124,276,077	103,264,703
Other long-term assets:
Restricted cash	1,498,587	29,345,513
Deferred financing costs	6,887,569	7,286,738
Intangible assets	6,583,073	6,609,028
Other assets	256,193	861,565
Total other long-term assets	15,225,422	44,102,844
Total assets	$152,504,192	$163,159,391

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$4,052,051	$3,323,099
Related party royalties payable	743,196	—
Construction payable	—	6,034,450
Accrued interest payable	2,843,750	2,864,396
Accrued liabilities	2,391,172	1,384,649
Current portion of long-term debt	2,150,783	—
Total current liabilities	12,180,952	13,606,594
Long-term debt	133,101,754	130,000,000
Total liabilities	145,282,706	143,606,594

Commitments and contingencies

Members’ equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(27,111,889)	(14,780,578)
	7,221,486	19,552,797
Total liabilities and members’ equity	$152,504,192	$163,159,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Casino	$6,824,271	$—	$13,722,302	$—
Food and beverage	6,428,002	—	11,580,978	—
Hotel and other	6,375,222	—	10,875,478	—
Related party lease income	—	1,564,390	—	3,939,324
	19,627,495	1,564,390	36,178,758	3,939,324
Less promotional allowances	(1,310,271)	—	(2,731,362)	—
Net operating revenues	18,317,224	1,564,390	33,447,396	3,939,324

Operating expenses:
Casino	3,995,974	—	6,963,152	—
Food and beverage	5,379,663	—	9,605,911	—
Hotel and other	2,480,034	—	4,196,618	—
General and administrative	5,790,726	—	9,116,742	—
Depreciation and amortization	1,687,318	406,281	2,821,551	812,562
Pre-opening expenses	—	335,146	5,292,834	600,036
Related party royalties expense	394,779	—	740,476	—
Loss on disposal of assets	221,793	—	1,199,470	—
Total operating expenses	19,950,287	741,427	39,936,754	1,412,598
Operating (loss) income	(1,633,063)	822,963	(6,489,358)	2,526,726

Other income (expense):
Interest income	120,568	562,283	401,848	577,273
Interest expense, net of capitalized interest of $0, $56,583, $202,873, and $88,922 for the three months ended June 30, 2006, three months ended June 30, 2005, six months ended June 30, 2006, and six months ended June 30, 2005, respectively	(3,222,737)	(3,092,033)	(6,243,801)	(4,446,158)
Loss on extinguishment of debt	—	—	—	(2,246,526)
Other income (expense), net	(3,102,169)	(2,529,750)	(5,841,953)	(6,115,411)
Net loss	$(4,735,232)	$(1,706,787)	$(12,331,311)	$(3,588,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(12,331,311)	$(3,588,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,821,551	812,562
Amortization of debt issuance costs	639,726	533,152
Amortization of intangible asset	25,955	—
Loss on extinguishment of debt	—	2,246,526
Loss on disposal of assets	1,199,470	—
Changes in assets and liabilities:
Accounts receivable	(375,155)	(202,714)
Inventories	(762,847)	—
Prepaid expenses	(1,529,185)	(622,444)
Accounts payable	728,952	2,478,172
Related party royalties payable	743,196	—
Accrued interest payable	(20,646)	—
Accrued liabilities	1,006,523	2,935,484
Net cash (used in) provided by operating activities	(7,853,771)	4,592,053

Cash Flow From Investing Activities
Capital expenditures	(19,267,120)	(5,003,818)
Decrease in construction payable	(6,034,450)	—
Change in restricted cash	27,846,926	(55,133,857)
Change in other assets	605,372	(21,721)
Net cash provided by (used in) investing activities	3,150,728	(60,159,396)

Cash Flow From Financing Activities
Due from Hotel San Remo	(190,333)	(874,966)
Payment of debt financing costs	(240,557)	(7,720,391)
Extinguishment of debt	—	(48,500,000)
Loan penalties from extinguishment of debt	—	(1,361,750)
Proceeds from issuance of long-term debt	304,953	130,000,000
Principal payments on debt	(817,691)	—
Net cash (used in) provided by financing activities	(943,628)	71,542,893

(Decrease) increase in cash and cash equivalents	(5,646,671)	15,975,550
Cash and cash equivalents, beginning of period	14,191,385	1,220,851
Cash and cash equivalents, end of period	$8,544,714	$17,196,401

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$6,264,447	$1,126,418
Assets acquired through equipment loans	$5,765,275	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2006

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp. through a $130.0 million Senior Secured Notes offering in March 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.0 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of 4% of the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

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

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by Michael J. Hessling.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004.  Mr. Hessling served as the executive vice president and the chief executive officer of the Hôtel San Rémo from January 1989 until the acquisition, at which time he became the Chief Operating Officer of the Company.  Effective as of June 30, 2006, Mr. Hessling was also appointed President of the Company.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture.  Under the terms of the joint venture agreement, the venture progressed in three stages.  The first stage involved the formation of the Company and the conveyance of all the real and non-gaming personal property owned by and associated with the Hôtel San Rémo, the leaseback under operating lease arrangements of these assets to Eastern & Western pursuant to the casino and hotel lease agreements described in Note 3, and the contribution through assignment agreements of certain intellectual property rights to the Company by the respective members of Florida Hooters LLC.  The second stage related to the raising of financing to fund the redesign and renovation of the Hôtel San Rémo into the Hooters Casino Hotel, the refinancing of the Company’s current debt structure and funding of other working capital requirements was completed in March 2005.  The final stage involved securing all licenses necessary to conduct gaming at the hotel casino and the subsequent termination of the hotel and casino leases.  In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the existing Hôtel San Rémo.  The hotel and casino leases with Eastern & Western were terminated on October 31, 2005.

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

Prior to November 1, 2005, the Company had conducted no business other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo, and was considered a development stage company.  The Hôtel San Rémo is a division of S.I. Enterprises, Inc., a Nevada corporation.  Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo.  Commencing November 1, 2005, all operations, assets and liabilities of the former Hôtel San Rémo are included in the Company’s financial statements, and effective that date the Company was no longer in the development stage.

On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 658 slot and video poker machines, 32 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods included herein.  The 2006 interim results reflected in these financial statements are not necessarily indicative of results to be expected for the full 2006 fiscal year.

Certain of the Company’s accounting policies require that the Company apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company’s judgments are based in part on its historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources. There is no assurance, however, that actual results will conform to estimates.

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Annual Report Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.  Significant intercompany transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

2.  Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement (the “old notes”).  On August 5, 2005, the Company successfully exchanged all of the old notes for new notes (the “Notes”).  The Notes have substantially identical terms as the old notes, except that the Notes have been registered under the Securities Act of 1933 and are freely tradable.  Interest payments on the Notes are due semi annually, on April 1 and October 1.  The Notes are secured by 1) all of the Company’s and, to the extent in existence, subsidiary guarantors’ existing and future assets  (other than certain excluded existing and future assets), 2) the Company’s equity interest in any guarantors and 3) existing renovation disbursement and interest reserve accounts as described below.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Long-term Debt (continued)

Notes Offering (continued)

The Notes are redeemable at the option of the Company on or after April 1, 2009.  The indenture governing the Notes required the Company to establish a renovation disbursement account and an interest reserve account.  The balance in the renovation account at June 30, 2006 was $1.5 million, and is included in restricted cash in the accompanying condensed consolidated balance sheet.  The interest reserve account no longer exists as of April 1, 2006, after the second interest payment on the Notes was paid.  The indenture also contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.  The Company used the proceeds from the old notes offering to retire existing indebtedness, (and together with cash from operations and proceeds from equipment financing) renovate and construct the Hooters Casino Hotel and provide for general working capital needs.  Related to this retirement of existing indebtedness, the Company recognized a loss on extinguishment of debt in the amount of $2,246,526 during 2005.

Senior Secured Credit Facility

The Company entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  The Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009. The original Credit Facility called for restrictions on the availability of the full $15.0 million amount of the Credit Facility, based on a multiple of the trailing twelve-month EBITDA (“Borrowing Base”).  EBITDA is defined for any fiscal period as the Company’s consolidated net income (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the Credit Facility agreement.  On January 30, 2006, the Credit Facility was amended to allow the Company, during the period of February 1 through June 30, 2006, to obtain advances in the aggregate principal amount of up to $15.0 million, without regard to the multiple of EBITDA requirement.  The Company drew $304,953 against the Credit Facility during the six months ended June 30, 2006 (all of which was outstanding at June 30, 2006) to pay the lender a fee related to this amendment and to pay for other expenses related to the Credit Facility.

At March 31, 2006, the Company failed to meet two covenant requirements associated with the Credit Facility involving (1) the maintenance of a rolling twelve month adjusted EBITDA of $1,000,000 and (2) a senior debt to EBITDA ratio of 21:1 at March 31, 2006.  Specifically, the rolling twelve month adjusted EBITDA at March 31, 2006 was approximately $700,000 and the senior debt to EBITDA ratio was 30:1.  The Company received a waiver of default from the agent for the lender through March 31, 2006.  The Credit Facility was amended on June 6, 2006.  The following amendments were made to the Credit Facility: (1) permanently removed the Borrowing Base concept which limited the amount that

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Long-term Debt (continued)

Senior Secured Credit Facility (continued)

could be borrowed under the credit agreement, (2) modified the definition of EBITDA, allowing for the add back of all pre-opening costs and removing the previous $6.0 million cap, and (3) amended the financial covenant requirements to alter the applicable periods when the Company must meet certain minimum EBITDA and maximum senior debt ratios.  An amendment fee of $100,000 was paid to the lender in June 2006.  At June 30, 2006, the Company was in compliance with the amended covenants.

At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of June 30, 2006, the Credit Facility carried the interest rate of 10.25% per annum.  All the obligations under the Credit Facility are secured by first priority liens on and security interest in all of the Company’s and any guarantor’s existing and future properties and assets.  The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the Credit Facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses).  The Credit Facility required the Company to pay unused commitment fees of 0.50% per annum on any unused portion of the Credit Facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date.  The Credit Facility also contains customary financial covenants and other events of default.

Intercreditor Agreement

Concurrently with the closing of the old notes offering and Credit Facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the Credit Facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes.  The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated (other than the security interests in the renovation disbursement account, which are senior, and interest reserve account, which does not secure the Credit Facility) to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the Credit Facility.  The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

Equipment Purchase Agreements

During the first quarter of 2006, the Company entered into loan agreements to purchase approximately $5.8 million in slots and hotel equipment.  The loans, which are collateralized by the equipment purchased, have terms ranging from 12 months to 5 years.  Interest rates imputed on the slot equipment purchase of $5.6 million and hotel equipment purchase of $0.2 million were 3.327% and 10.75%, respectively.  At June 30, 2006, $4.9 million was outstanding on these agreements.  The Company did not enter into new loan agreements during the second quarter of 2006.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Lease Agreements

In July 2004, the Company, as lessor, entered into a casino lease and hotel lease with Eastern & Western covering the real property and non-gaming assets of the Hôtel San Rémo acquired by the Company.  The leases were subsequently terminated on October 31, 2005 as a result of the operations of the hotel and casino being assumed by the Company on November 1, 2005.

Casino Lease

Prior to its termination on October 31, 2005, the casino lease covered those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, the casino floor where gaming activities occur, surveillance areas, count rooms, the cashier’s cage and other areas ancillary to the casino footprint.

Minimum monthly base-rent payments of $125,000 were due from August 3, 2004 until the termination of the lease on October 31, 2005, which totaled $375,000 and $750,000 for the three months and six months ended June 30, 2005, respectively.

Hotel Lease

The hotel lease between Eastern & Western and the Company covered those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel.  Prior to its termination on October 31, 2005, minimum lease payments due under the hotel lease consisted of a minimum rent and a percentage rent. The minimum rent was $250,000 per month.  The percentage rent was equal to 100% of all revenues received from the operations of the hotel, less actual operational expenses (including minimum rent).  Percentage rental income earned for the three months and six months ended June 30, 2005 were $439,390 and $1,689,324, respectively.  Total rental income earned under the hotel lease was $1,189,390 and $3,189,324 for the three months and six months ended June 30, 2005.

4.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar is payable to Lags Ventures, Inc. and a consent fee of 4% of gross sales from Hooters branded restaurant, including the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at June 30, 2006 for these related parties are $743,196.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Related Party Transactions

Royalties Expense (continued)

The payment of the related party royalties is restricted under the Notes’ indenture.  The fees can only be paid after the close of the fiscal year and only if the Company’s debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Hawkeye Construction and Millwork, Inc.

Hawkeye Construction and Millwork, Inc. is co-owned by David Lageschulte, a member of the Company’s management board and an indirect beneficial owner of 33.27% of the Company’s membership interest.  Hawkeye Construction and Millwork, Inc. managed the construction and renovation of the Hooters Casino Hotel and received as compensation for such services 2% of the construction and furniture, fixtures and equipment costs, not to exceed a total of $600,000.  The Company’s payments to Hawkeye Construction and Millwork, Inc. totaled $340,545 and $138,975 for the six months ended June 30, 2006 and 2005, respectively.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident has been engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the operation of the Hooters Casino Hotel.  The fees paid to Provident during the six months ended June 30, 2006 and 2005 totaled $1,885,457 and $102,192, respectively.  The marketing fees paid to Provident prior to the grand opening of Hooters Casino Hotel were included in pre-opening expenses in the accompanying consolidated statement of operations.  The fees paid to Provident also include purchases of uniforms and gift shop items for resale.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Commitments and Contingencies

Contractual Commitments

On February 25, 2005, the Company entered into a $36.5 million guaranteed maximum price contract with The PENTA Building Group, Inc. for the renovation, construction and upgrade of the Hôtel San Rémo.  Upon receiving the necessary building permits, the renovation and construction of the Hôtel San Rémo commenced in April 2005.  The Company has paid approximately $36.3 million to The PENTA Building Group, Inc. and the contract is complete.  The final payment was made prior to June 30, 2006.

The Company has entered into operational contracts totaling $5.5 million at June 30, 2006.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company is required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were approximately $329,518 and $598,913 for the three months and six months ended June 30, 2006, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interest includes an EW Common preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accruing on March 1, 2006, whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of June 30, 2006, $334,931 relating to the preferred account has been accumulated, but has not been paid.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(unaudited)	(unaudited)

Operating revenues:
Casino	$2,896,134	$6,214,024
Food and beverage	1,721,714	3,635,669
Hotel and other	3,989,556	8,450,754
	8,607,404	18,300,447
Less promotional allowances	(528,595)	(1,111,726)
Net operating revenues	8,078,809	17,188,721
Operating expenses:
Casino	1,658,072	3,423,254
Food and beverage	1,569,423	3,141,979
Hotel and other	1,079,711	2,198,183
General and administrative	1,991,808	4,033,578
Depreciation expense	93,748	187,928
Related party lease expense	1,564,390	3,939,324
Total operating expenses	7,957,152	16,924,246
Operating income	121,657	264,475
Other income (expense):
Interest income	106,410	206,365
Interest expense	(2,327)	(4,934)
Other income (expense), net	104,083	201,431
Income before income taxes	225,740	465,906
(Benefit from) provision for income taxes	(94,866)	239,403
Net income	$320,606	$226,503

The accompanying notes are an integral part of these condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Six Months Ended
June 30,
2005
(unaudited)
Cash Flow From Operating Activities
Net income	$226,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,928
Deferred income taxes	239,403
Change in operating assets and liabilities:
Accounts receivable	(70,108)
Provision for doubtful accounts	(21,051)
Inventories	40,617
Prepaid expenses	17,673
Accounts payable	155,130
Accrued expenses	(493,873)
Net cash provided by operating activities	282,222

Cash Flow From Investing Activities
Capital expenditures	(15,699)
Net increase in other assets	(220,541)
Net cash used in investing activities	(236,240)

Cash Flow From Financing Activities
Net decrease in due from 155 East Tropicana, LLC	874,966
Principal payments on long-term debt	(138,726)
Advances to affiliates, net	(1,699,473)
Net cash used in financing activities	(963,233)

Decrease in cash and cash equivalents	(917,251)
Cash and cash equivalents, beginning of period	4,470,919
Cash and cash equivalents, end of period	$3,553,668

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,934

The accompanying notes are an integral part of these condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

Notes to Condensed Combined Financial Statements (unaudited)

June 30, 2005

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

Related to the events described above and in Note 2, effective November 1, 2005, Hôtel San Rémo ceased operations as the remainder of its assets were transferred to 155 East Tropicana, LLC and to its former owner.  Accordingly, the accompanying condensed combined financial statements present only the statements of operations for the three and six months ended June 30, 2005 and the statement of cash flows for the six months ended June 30, 2005.

The accompanying condensed combined financial statements have been prepared by Hôtel San Rémo, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, the condensed combined financial statements contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Hôtel San Rémo’s results of operations and cash flows for the interim periods included herein.

The accompanying condensed combined financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Annual Report Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006.  All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

Notes to Condensed Combined Financial Statements (unaudited) (continued)

2.  Acquisition by 155 East Tropicana, LLC (continued)

In August 2004, 155 East Tropicana, LLC (“155”) agreed to the acquisition of the real property and other assets of Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses.  155 is a joint venture between Florida Hooters LLC and EW Common LLC.  EW Common LLC was formed to hold Eastern & Western’s membership interest in 155.  EW Common LLC is owned 90% by Eastern & Western and 10% by Michael J. Hessling, the executive vice president and chief executive officer of Hôtel San Rémo.  Initially, 155 acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in gaming assets would be transferred to 155 upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel and casino.  In October 2005, 155 secured its gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino.  On November 1, 2005, the remaining Hôtel San Rémo gaming assets were also transferred to 155 in exchange for an additional $5.0 million interest in 155 with a priority return.  The casino and hotel leases were terminated on October 31, 2005.  Immediately prior to the acquisition in 2004, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC.  Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾% Senior Secured Notes due 2012 (the “old notes”).  On August 5, 2005, 155 successfully exchanged all of the old notes for new notes (the “Notes”).  Proceeds from the old notes offering were used principally to renovate the Hôtel San Rémo into the Hooters Casino Hotel.

3.  Lease Agreements

In connection with the acquisition of Hôtel San Rémo’s real property and non-gaming assets by 155, Eastern & Western, as lessee, and 155 entered into lease agreements to lease back the casino and hotel property previously owned by Hôtel San Rémo.  Upon the receipt of gaming and liquor licensing by 155, these leases were terminated on October 31, 2005 and the operations of the hotel and casino were assumed by 155.   Total lease expense related to these lease agreements was $1,564,390 and $3,939,324 for the three months and six months ended June 30, 2005, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the Commission, on March 31, 2006, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC, or we, us, our, or 155, was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort, or the Hôtel San Rémo, from Eastern & Western Hotel Corporation, or Eastern & Western.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

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

Eastern & Western owns 90% of EW Common LLC, while our President and interim Chief Operating Officer, Michael Hessling, owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.  Mr. Hessling served as the Hôtel San Rémo’s executive vice president and chief executive officer from January 1989 until the acquisition, at which time he became our Chief Operating Officer.  Effective as of June 30, 2006, Mr. Hessling was appointed President of the Company.  Mr. Hessling will continue to serve on the management board and will act as both President and Chief Operating Officer until a new Chief Operating Officer is appointed.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of 424 Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled $598,913 from February 3, 2006 (grand opening) through June 30, 2006.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.  Initially, we acquired $67.5 million of the real property and non-gaming assets and agreed that additional cash payments associated with the transfer of working capital and the remaining $5.0 million in gaming assets would be transferred to us upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel casino.  In connection with the acquisition, we refinanced $43.7 million of Eastern & Western’s existing indebtedness, incurred additional expenses and obligations of $5.9 million, and issued to Eastern & Western $25.0 million of preferred membership interest representing one-third of our common membership interests.  EW Common LLC was formed to hold Eastern & Western’s membership interests in us.  Concurrently, we issued to Florida Hooters LLC two-thirds of our common membership interests in exchange for $5.1 million cash and the assignment of certain rights with respect to trademarks and licenses valued at $4.2 million, based on a valuation from a third-party appraiser.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes, or the Notes, registered with the Commission.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the old notes offering to refinance existing indebtedness, and have used and are using the remaining proceeds (together with cash from operations and proceeds from equipment financing), to renovate the hotel casino and to provide working capital.

In connection with the offering of the old notes, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the old notes offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  As discussed in more detail under Liquidity and Capital Resources (155 East Tropicana, LLC), the Credit Facility was amended on January 1, 2006, and again on June 6, 2006.  During the six months ended June 30, 2006, we drew $304,953 against the Credit Facility (all of which was outstanding at June 30, 2006) to pay the lender fees related to the amendments of the Credit Facility.

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

The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.  On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 658 slot and video poker machines, 32 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars.

In August 2004, we acquired the real property and other assets of the Hôtel San Rémo.  Since November 1, 2005, we have also operated the hotel casino, and accordingly, have a limited operating history.  Therefore, the discussion of operations herein focuses on the revenues and expenses for the six months and quarter ended June 30, 2006 and 2005 as if there was no change in ownership or operation of the hotel casino.

Results of Operations

We generated hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the six months ending June 30, 2006, approximately 37.9% of the gross revenue was derived from the casino, 30.1% from hotel and other, and 32.0% from food and beverage.

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

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarter and six months ended June 30, 2006 and the combined results of operations of the Hôtel San Rémo and 155 for the quarter and six months ended June 30, 2005 (in thousands, except for percentages):

	155	COMBINED		155	COMBINED
	Quarter	Quarter		Six Months	Six Months
	Ended	Ended	%	Ended	Ended	%
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2006	2005	2006-2005	2006	2005	2006-2005
	(in thousands)			(in thousands)
Casino revenues	$6,824	$2,896	135.6%	$13,722	$6,214	120.8%
Casino expenses	3,996	1,658	141.0%	6,963	3,423	103.4%
Profit margin	41.4%	42.7%		49.3%	44.9%

Food and beverage revenues	$6,428	$1,722	273.3%	$11,581	$3,636	218.5%
Food and beverage expenses	5,380	1,569	242.8%	9,606	3,142	205.7%
Profit margin	16.3%	8.8%		17.1%	13.6%

Hotel and other revenues	$6,375	$3,990	59.8%	$10,875	$8,451	28.7%
Hotel and other expenses	2,480	1,080	129.7%	4,197	2,198	90.9%
Profit margin	61.1%	72.9%		61.4%	74.0%

Promotional allowances	$1,310	$529	147.9%	$2,731	$1,112	145.7%
Percent of gross revenues	6.7%	6.1%		7.5%	6.1%

General and administrative expenses	$5,791	$1,992	190.7%	$9,117	$4,034	126.0%
Percent of net revenues	31.6%	24.7%		27.3%	23.5%

Preopening expenses	$—	$335	-100.0%	$5,293	$600	782.1%
Percent of net revenues	—	4.1%		15.8%	3.5%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarter and six months ended June 30, 2006 and 2005, respectively.

Comparison of Quarter Ended June 30, 2006 with the Quarter Ended June 30, 2005

Net operating revenues for the quarter ended June 30, 2006 were $18.3 million, an increase of $10.2 million or 126.7%, from $8.1 million of net operating revenues generated by Hôtel San Rémo during the same period in the previous year.  The significant increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel, as discussed below.

Casino.  Casino revenues increased by $3.9 million to $6.8 million for the quarter ended June 30, 2006, compared to $2.9 million for the quarter ended June 30, 2005.  Table games revenue was $3.0 million in 2006, an increase of $2.1 million, or 245.3%, compared to the table games revenue of $0.9 million from the prior year’s quarter.  Table game drop increased to $16.8 million, or by 171.5%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005, but table game hold percentage decreased from 18.4% in 2005 to 17.6% in 2006.  The table games generated an average win per table of

$1,622 per day for the quarter ended June 30, 2006 as compared to $627 per day for the quarter ended June 30, 2005.  Slot revenue of $3.8 million for the quarter ended June 30, 2006 was an increase of 86.4% compared to $2.0 million in the same period in 2005.  The average win per machine per day was $67 for the quarter ended June 30, 2006 as compared to $43 for the quarter ended June 30, 2005.  This is a decrease from the average win per machine per day of $99 experienced in the first two months after opening the Hooters Casino Hotel.  We have experienced disruptions on the slot floor in May and June as we added new slot products and modified our slot floor layout.  We are also increasing our promotional efforts to attract additional slot play.

Casino expenses increased by 141.0% to $4.0 million for the quarter ended June 30, 2006 compared to $1.7 million for the quarter ended June 30, 2005 due to increases in payroll and other operational expenses.  The profit margin for casino operations also decreased slightly from 42.7% during the quarter ended June 30, 2005 to 41.4% during the quarter ended June 30, 2006 due to increases in other operational expenses during 2006.

Food and beverage.  Food and beverage revenue was $6.4 million for the quarter ended June 30, 2006 as compared to $1.7 million for 2005, an increase of 273.3%.  The increase was a result of added food covers after the grand opening of Hooters Casino Hotel.  Covers increased in all restaurants dramatically after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $2.9 million, or 605.4%, from $0.5 million during the quarter ended June 30, 2005.

Food and beverage expenses increased from $1.6 million during the quarter ended June 30, 2005 to $5.4 million during the quarter ended June 30, 2006, an increase of $3.8 million.  The increase is due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume.  However, the number of food and beverage outlets also increased from Hôtel San Rémo’s five outlets to nine outlets at Hooters Casino Hotel after the grand opening.  The profit margin for food and beverage operations increased by 7.5% for the quarter ended June 30, 2006 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.4 million, or 59.8%, to $6.4 million for the quarter ended June 30, 2006 from $4.0 million for the quarter ended June 30, 2005.  Room revenue was $4.5 million for the quarter ended June 30, 2006 compared to $3.7 million in 2005.  This increase was a result of an increase in average daily room rates partially offset by a decrease in occupancy rates.  Average daily room rates increased by 37.1% from $70 for the quarter ended June 30, 2005 to $96 for the quarter ended June 30, 2006, while occupancy rates decreased from 85.5% for the quarter ended June 30, 2005 to 73.9% for the quarter ended June 30, 2006.

Sales from our retail outlets selling Hooters logo merchandise increased the amount of other revenue significantly.  Retail revenue was $1.5 million or 23.7% of hotel and other revenue in the quarter ended June 30, 2006 and has increased from $0.2 million during the quarter ended June 30, 2005, an increase of $1.3 million.

Hotel and other expenses increased by 129.7% from $1.1 million during the quarter ended June 30, 2005 to $2.5 million during the quarter ended June 30, 2006 due to increases in cost of sales, payroll, and other expenses in hotel and retail operations.  The profit margin for room was 66.5% in the second quarter of 2006 compared to 74.2% for that same period in the prior year due to increased payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 29.0%.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $3.8 million to $5.8 million for the quarter ended June 30, 2006 compared to $2.0 million for the quarter ended June 30, 2005.  This increase was principally due to significant increases in advertising and marketing, and payroll expenses for the quarter ended June 30, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.7 million for the quarter ended June 30, 2006 increased by $1.2 million, or 237.4%, from $0.5 million for the quarter ended June 30, 2005.  The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.4 million during the quarter ended June 30, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in the second quarter of 2006 of $0.2 million is the result of retiring and replacing certain old slot machines and other equipment and replacing the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.1 million for the quarter ended June 30, 2006, compared to $0.7 million for the quarter ended June 30, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of $130.0 million in Notes proceeds.

Interest expense.  Interest expense was $3.2 million for the quarter ended June 30, 2006, compared to $3.1 million for the quarter ended June 30, 2005, an increase of $0.1 million.  The increase in interest expense is largely attributable to $0.1 million in interest expense on the Credit Facility and the equipment purchase agreements we entered into during 2006.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the quarter ended June 30, 2005, a total of $1.6 million was earned in rental income under the casino and hotel leases.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Six Months Ended June 30, 2006 with the Six Months Ended June 30, 2005

The results of operations for the six months ended June 30, 2006 includes the month of January 2006 when the property was essentially closed for remodeling and the first five months of operations of the Hooters Casino Hotel from February 3, 2006 through June 30, 2006.  Net operating revenues for the six months ended June 30, 2006 were $33.4 million, an increase of $16.2 million or 94.6%, from $17.2 million of net operating revenues generated by Hôtel San Rémo during the same period in the previous year.  Included in the net revenues for the first six months of 2006 were $33.1 million generated by the Hooters Casino Hotel operations beginning on February 3, 2006.  The increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel.

Casino.  Casino revenues increased by $7.5 million to $13.7 million for the six months ended June 30, 2006, compared to $6.2 million for the six months ended June 30, 2005.  Casino revenue of $13.6 million was generated after the grand opening on February 3, 2006.  Table games revenue was $5.9 million in 2006, an increase of $4.0 million, or 209.4%, compared to the table games revenue of $1.9 million from the prior year’s first six months.  With the exception of $34,000, all table games revenue was generated after the grand opening.  Table game drop increased to $33.9 million, or by 234.4%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, but table game hold percentage decreased from 18.8% in 2005 to 17.4% in 2006.  The table games generated an average win per table of $1,204 per day after February 3, 2006 as compared to $702 for the same period in 2005.  Slot revenue of $7.6 million for the six months ended June 30, 2006 was an increase of 77.7% compared to $4.3 million in the same period in 2005.  With the exception of $0.1 million, the entire slot revenue was generated after the grand opening.  The average win per machine per day was $80 from February 3, 2006 to June 30, 2006 compared to $45 for the same period in 2005.

Casino expenses increased by 103.4% to $7.0 million for the six months ended June 30, 2006 compared to $3.4 million for the six months ended June 30, 2005 due to increases in payroll and other operational expenses.  However, the profit margin for casino operations increased from 44.9% during the six months ended June 30, 2005 to 49.3% during the six months ended June 30, 2006 due to payroll expenses being proportionally lower during 2006 in comparison to revenue.  The percentage of payroll expenses in comparison to revenue for the six months ended June 30, 2006 and 2005 were 24.4% and 29.5%, respectively.

Food and beverage.  Food and beverage revenue was $11.6 million for the six months ended June 30, 2006 as compared to $3.6 million for 2005, an increase of 218.5%.  The increase in food revenues was a result of increased customer volume after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $4.3 million, or 406.5%, from $1.1 million during the six months ended June 30, 2005.

Food and beverage expenses increased from $3.1 million during the six months ended June 30, 2005 to $9.6 million during the six months ended June 30, 2006, an increase of $6.5 million.  The increase is due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume.  However, the number of food and beverage outlets also increased from Hôtel San Rémo’s five outlets to nine outlets at Hooters Casino Hotel after the grand opening.  The profit margin for food and beverage operations increased from 13.6% during the six months ended June 30, 2005 to 17.1% during the six months ended June 30, 2006 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.4 million, or 28.7%, to $10.9 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005.  Room revenue slightly decreased to $7.7 million for the six months ended June 30, 2006 compared to $7.8 million in 2005.  This decrease was the result of the hotel being essentially closed from January 2 to February 2, 2006.  As planned, the Company made the decision to stop taking room reservations after January 2, 2006 to accommodate the remodeling activities for the grand opening.  For the months of February through June 2006, room revenue was $7.5 million with an occupancy rate of 76.6% and average daily room rate of $101.  This compares to room revenue of $6.7 million for the same five months in 2005, with an occupancy rate of 87.4% and an average daily rate of $75.  The Company has committed to increase sales and marketing efforts to continue the improvement of our occupancy rates in the third and fourth quarters of 2006.

Sales from our retail outlets selling Hooters logo merchandise largely offset the decline in room revenue.  Retail revenue was $2.6 million or 24.3% of hotel and other revenue in the six months ended June 30, 2006 and has increased from $0.5 million during the six months ended June 30, 2005, an increase of $2.1 million.

Hotel and other expenses increased by 90.9% from $2.2 million during the six months ended June 30, 2005 to $4.2 million during the six months ended June 30, 2006 due to increases in payroll and other expenses in hotel and retail operations.  The profit margin for rooms was 66.7% in the second quarter of 2006 compared to 75.3% for the same period in the prior year due to increased payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 30.0%.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $5.1 million to $9.1 million for the six months ended June 30, 2006 compared to $4.0 million for the six months ended June 30, 2005.  This increase was principally due to increases in advertising and marketing, and payroll expenses for the six months ended June 30, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $2.8 million for the six months ended June 30, 2006 increased by $1.8 million, or 182.0%, from $1.0 million for the six months ended June 30, 2005.  The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Pre-opening expenses.  Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, advertising, marketing, and other general administrative expenses.  Pre-opening expenses increased by $4.7 million to $5.3 million for the six months ended June 30, 2006 compared to $0.6 million during the six months ended June 30, 2005, largely due to increased training expenses during the month of January 2006 and the costs of the grand opening celebration for the Hooters Casino Hotel in February 2006.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.7 million during the six months ended June 30, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in 2006 of $1.2 million is the result of retiring and replacing certain old slot machines and other equipment and the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.4 million for the six months ended June 30, 2006, compared to $0.8 million for the six months ended June 30, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of $130.0 million in old notes proceeds.

Interest expense.  Interest expense was $6.2 million for the six months ended June 30, 2006, compared to $4.4 million for the six months ended June 30, 2005, an increase of $1.8 million.  The increase in interest expense is largely attributable to $5.7 million in interest expense on the $130.0 million in old notes, issued in March 2005, which were exchanged for the Notes.

Loss on extinguishment of debt.  The loss on extinguishment of debt in 2005 was related to the payoff of our bank loan with the proceeds of the old notes on March 29, 2005.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the six months ended June 30, 2005, a total of $3.9 million was received in rental income under the casino and hotel leases.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of June 30, 2006:

	Payments Due By Year
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase agreements (1)	$4,948	$2,151	$2,797	$—	$—
Long-term debt (2)	130,305	—	305	130,000	—
Operating contracts (3)	5,460	2,903	2,200	357	—
Total	$140,713	$5,054	$5,302	$130,357	$—

(1)   155 entered into various equipment purchase agreements for the new Hooters Casino Hotel.

(2)   The long-term debt represents the $130.0 million in Notes due in 2012, and amounts drawn against the Credit Facility during the six months ended June 30, 2006.

(3)   Operating contracts represent various contracts for services in connection with the operations of the hotel.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the six months ended June 30, 2006, we used $7.9 million of cash in operating activities during the six months ended June 30, 2006, largely due to our net loss of $12.3 million, which was offset by non-cash charges of $4.7 million.

For the six months ended June 30, 2006, $3.2 million of cash was provided by investing activities, consisting of a use of cash for capital expenditures of $25.3 million offset by a reduction in restricted funds of $27.8 million and a reduction in other assets of $0.6 million.   At June 30, 2006, $1.5 million was held as restricted cash.  This balance largely represents interest earned on the restricted funds, and will be available for general purposes in the future.

For the six months ended June 30, 2006, we used $0.9 million of cash in financing activities, largely as a result of principal payments on equipment debt.

The Notes’ indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

We entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  The Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009. The original Credit Facility called for restrictions on the availability of the full $15.0 million amount of the Credit Facility, based on a multiple of the trailing twelve-month EBITDA, or Borrowing Base.  EBITDA is defined for any fiscal period as our consolidated net income (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the Credit Facility agreement.  On January 30, 2006, the Credit Facility was amended to allow us, during the period of February 1, 2006 to June 30, 2006, to obtain advances in the aggregate principal amount of up to $15.0 million, without regard to the Borrowing Base requirement.  We drew $304,953 against the Credit Facility during the six months ended June 30, 2006 (all of which was outstanding at June 30, 2006) to pay the lender fees related to this amendment and to pay for other expenses related to the Credit Facility.  Subsequent to June 30, 2006, we drew an additional $330,000 against the Credit Facility for slot machine purchases.

At March 31, 2006, we failed to meet two covenant requirements associated with the Credit Facility involving (1) the maintenance of a rolling twelve month adjusted EBITDA of $1,000,000 and (2) a senior debt to EBITDA ratio of 21:1 at March 31, 2006.  Specifically, the rolling twelve month adjusted EBITDA at March 31, 2006 was approximately $700,000 and the senior debt to EBITDA ratio was 30:1.  On May 11, 2006, we received a waiver of default from the agent for the lender through March 31, 2006.  The Credit Facility was amended on June 6, 2006.  The following amendments were made to the Credit Facility: (1) permanently removed the Borrowing Base concept which limited the amount that could be borrowed under the credit agreement, (2) modified the definition of EBITDA, allowing for the add back of all pre-opening costs and removing the previous $6.0 million cap, and (3) amended the financial covenant requirements to alter the applicable periods when we must meet certain minimum EBITDA and maximum senior debt ratios.  An amendment fee of $100,000 was paid to the lender in June 2006.  At June 30, 2006, we were in compliance with the amended covenants.

As anticipated in our $130.0 million Note offering document, we entered into equipment financing of $5.8 million during the six months ending June 30, 2006, of which $4.9 million was outstanding at June 30, 2006.

We expect to spend approximately $2.3 million in capital expenditures in 2006 above the amount spent for remodeling.  Approximately $0.8 million will be paid for from slot financing and most of the remaining $1.5 million has already been spent.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2006 through the use of cash (which totaled $8.5 million at June 30, 2006), restricted cash (which totaled $1.5 million at June 30, 2006), our cash flow from operations, and our ability to draw against our $15.0 million Credit Facility.

Liquidity and Capital Resources (Hôtel San Rémo)

For the six months ended June 30, 2005, Hôtel San Rémo generated $0.3 million in cash flow from operations, primarily due to net income of $0.2 million generated during the six months.

For the six months ended June 30, 2005, net cash of $0.2 million was used in investing activities as a result of purchasing other assets.

For the six months ended June 30, 2005, net cash of $1.0 million was used in financing activities largely as a result of advances to affiliates.

As the result of the above factors, the Hôtel San Rémo’s net cash decreased $0.9 million, from $4.5 million at December 31, 2004 to $3.6 million at March 31, 2005.

As of November 1, 2005, Hôtel San Rémo ceased operations as a hotel and casino business, as all remaining assets were transferred to either 155 or the former owner of the hotel.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that our respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At June 30, 2006, we had $130,000,000 aggregate principal amount Senior Secured Notes due April 2, 2012, slot equipment purchase agreements of $5.6 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.2 million carrying an imputed interest rate of 10.75%.  The Notes carry a fixed interest rate of 8¾%, provided no events of default remain unresolved.  Since the Notes and equipment purchase loans have fixed interest rates, there is no market risk associated with these loans.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on March 30, 2009.  At June 30, 2006, $304,953 was outstanding under this variable rate Credit Facility, carrying interest at 10.25%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2006.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  Because the design of a control system is based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	August 14, 2006
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	August 14, 2006
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)