Form 10-Q
period 2006-09-30
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2006-11-13
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,182,268	$14,191,385
Accounts receivable, net of allowance for doubtful accounts of $72,893 and $110,017 in 2006 and 2005, respectively	1,161,620	647,776
Due from Hotel San Remo	—	30,508
Inventories	829,660	146,339
Prepaid expenses	1,938,528	775,836
Total current assets	14,112,076	15,791,844
Property and equipment, net	122,905,234	103,264,703
Other long-term assets:
Restricted cash	—	29,345,513
Deferred financing costs	6,554,774	7,286,738
Intangible assets	6,570,096	6,609,028
Other assets	296,819	861,565
Total other long-term assets	13,421,689	44,102,844
Total assets	$150,438,999	$163,159,391

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$3,153,421	$3,323,099
Related party royalties payable	1,086,838	—
Construction payable	—	6,034,450
Accrued interest payable	5,694,135	2,864,396
Accrued liabilities	1,663,143	1,384,649
Current portion of long-term debt	2,055,147	—
Total current liabilities	13,652,684	13,606,594
Long-term debt	133,301,633	130,000,000
Total liabilities	146,954,317	143,606,594

Commitments and contingencies

Members’ equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(30,848,693)	(14,780,578)
	3,484,682	19,552,797
Total liabilities and members’ equity	$150,438,999	$163,159,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating revenues:
Casino	$6,742,398	$—	$20,464,700	$—
Food and beverage	6,325,313	—	17,906,291	—
Hotel and other	5,716,407	—	16,591,885	—
Related party lease income	—	1,125,000	—	5,064,324
	18,784,118	1,125,000	54,962,876	5,064,324
Less promotional allowances	(1,441,165)	—	(4,172,527)	—
Net operating revenues	17,342,953	1,125,000	50,790,349	5,064,324

Operating expenses:
Casino	3,610,824	—	10,573,976	—
Food and beverage	4,814,995	—	14,420,906	—
Hotel and other	2,326,674	—	6,523,292	—
General and administrative	4,935,211	—	14,051,953	—
Depreciation and amortization	1,840,144	410,071	4,661,695	1,222,633
Pre-opening expenses	—	1,169,808	5,292,834	1,769,844
Related party royalties expenses	343,642	—	1,084,118	—
Loss on disposal of assets	—	—	1,199,470	—
Total operating expenses	17,871,490	1,579,879	57,808,244	2,992,477
Operating (loss) income	(528,537)	(454,879)	(7,017,895)	2,071,847

Other income (expense):
Interest income	38,251	532,499	440,099	1,109,772
Interest expense, net of capitalized interest of $0, $172,525, $202,873, and $261,424 for the three months ended September 30, 2006 and 2005, and for the nine months ended September 30, 2006 and 2005, respectively	(3,246,518)	(2,984,255)	(9,490,319)	(7,430,413)
Loss on extinguishment of debt	—	—	—	(2,246,526)
Other income (expense), net	(3,208,267)	(2,451,756)	(9,050,220)	(8,567,167)
Net loss	$(3,736,804)	$(2,906,635)	$(16,068,115)	$(6,495,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(16,068,115)	$(6,495,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,661,695	1,222,633
Amortization of debt issuance costs	972,523	846,184
Amortization of intangible asset	38,932	—
Loss on extinguishment of debt	—	2,246,526
Loss on disposal of assets	1,199,470	—
Changes in operating assets and liabilities:
Accounts receivable	(513,844)	(61,483)
Inventories	(683,321)	—
Prepaid expenses	(1,162,692)	(900,695)
Accounts payable	(169,678)	1,168,217
Related party royalties payable	1,086,838	—
Accrued interest payable	2,829,739	5,780,100
Accrued liabilities	278,494	—
Net cash (used in) provided by operating activities	(7,529,959)	3,806,162

Cash Flow From Investing Activities
Capital expenditures	(19,283,351)	(11,801,945)
Decrease in construction payable	(6,034,450)	—
Change in restricted cash	29,345,513	(48,230,146)
Change in other assets	564,746	(86,057)
Net cash provided by (used in) investing activities	4,592,458	(60,118,148)

Cash Flow From Financing Activities
Due from (to) Hotel San Remo	30,508	(1,251,434)
Payment of debt financing costs	(240,557)	(7,803,301)
Extinguishment of debt	—	(48,500,000)
Loan penalties from extinguishment of debt	—	(1,361,750)
Proceeds from issuance of Notes	—	130,000,000
Draw-down on revolving line of credit	681,572	—
Principal payments on debt	(1,543,139)	—
Net cash (used in) provided by financing activities	(1,071,616)	71,083,515

(Decrease) increase in cash and cash equivalents	(4,009,117)	14,771,529
Cash and cash equivalents, beginning of period	14,191,385	1,220,851
Cash and cash equivalents, end of period	$10,182,268	$15,992,380

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$6,660,580	$1,126,418

Noncash investing and financing activities:
Assets acquired through equipment loans	$6,218,347	$—

Contribution by Florida Hooters LLC of intangible assets pursuant to assignment agreements	$—	$3,100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2006

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos  Pursuant to these license rights, the owners of Florida Hooters LLC operate 42 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by Michael J. Hessling.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western and its affiliates owned the real property and non-gaming assets of the Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004.  Mr. Hessling served as the executive vice president and the chief executive officer of the Hôtel San Rémo from January 1989 until the acquisition, at which time he became the Chief Operating Officer of the Company.  Effective June 30, 2006, Mr. Hessling was appointed President of the Company.  Effective October 30, 2006, Gary A. Gregg was appointed Chief Operating Officer of the Company.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture.  Under the terms of the joint venture agreement, the venture progressed in three stages.  The first stage involved the formation of the Company and the conveyance of all the real and non-gaming personal property owned by and associated with the Hôtel San Rémo, the leaseback under operating lease arrangements of these assets to Eastern & Western pursuant to the casino and hotel lease agreements described in Note 3, and the contribution through assignment agreements of certain intellectual property rights to the Company by the respective members of Florida Hooters LLC.  The second stage related to the raising of financing to fund the redesign and renovation of the Hôtel San Rémo into the Hooters Casino Hotel, the refinancing of the Company’s current debt structure and the funding of other working capital requirements, which was completed in March 2005.  The final stage involved securing all licenses necessary to conduct gaming at the hotel casino and the subsequent termination of the hotel and casino leases.  In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the existing Hôtel San Rémo.  The hotel and casino leases with Eastern & Western were terminated on October 31, 2005.

Pursuant to the joint venture agreement, Florida Hooters LLC and EW Common LLC entered into an operating agreement.  Under the terms of the operating agreement, Florida Hooters LLC has the right to appoint six managers and EW Common LLC has the right to appoint three managers to a management board.  In addition, certain transactions, including key operational matters, the sale of all or substantially all of the Company’s assets, a merger or consolidation and various governance matters require the unanimous approval of the management board.

Prior to November 1, 2005, the Company had conducted no business other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo, and was considered a development stage company.  The Hôtel San Rémo was a division of S.I. Enterprises, Inc., a Nevada corporation.  Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by the Hôtel San Rémo.  Commencing November 1, 2005, all operations, assets and liabilities of the former Hôtel San Rémo were included in the Company’s financial statements, and effective that date the Company was no longer in the development stage.

On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 660 slot and video poker machines, 33 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars.

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

2.  Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, or SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The provision of SAB 108 will be effective for the Company for the fiscal year end December 31, 2006.  The Company is currently evaluating the impact of applying SAB 108, but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement (the “old notes”).  On August 5, 2005, the Company successfully exchanged all of the old notes for new notes (the “Notes”).  The Notes have substantially identical terms as the old notes, except that the Notes have been registered under the Securities Act of 1933 and are freely tradable.  Interest payments on the Notes are due semi annually, on April 1 and October 1.  The Notes are secured by 1) all of the Company’s and, to the extent in existence, any subsidiary guarantors’ existing and future assets (other than certain excluded existing and future assets), and 2) the Company’s equity interest in any guarantors.

The Notes are redeemable at the option of the Company on or after April 1, 2009.  The indenture governing the Notes required the Company to establish a renovation disbursement account and an interest reserve account, and all restricted cash accounts have been used or released at September 30, 2006.  The indenture also contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.  The Company used the proceeds from the old notes offering to retire existing indebtedness, (and together with cash from operations and proceeds from equipment financing) renovate and construct the Hooters Casino Hotel and provide for general working capital needs.  Related to this retirement of existing indebtedness, the Company recognized a loss on extinguishment of debt in the amount of $2,246,526 during 2005.

Senior Secured Credit Facility

The Company entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  The Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009.  Originally, the Credit Facility called for restrictions on the availability of the full $15.0 million amount of the Credit Facility, based on a multiple of the trailing twelve-month EBITDA (“Borrowing Base”).  EBITDA is defined for any fiscal period as the Company’s consolidated net income (or loss), minus extraordinary gains and interest income, plus interest expense, income taxes and depreciation and amortization for such period, and subject to other adjustments as defined in the Credit Facility agreement.  On January 30, 2006, the Credit Facility was amended to allow the Company, during the period of February 1 through September 30, 2006, to obtain advances in the aggregate principal amount of up to $15.0 million, without regard to the multiple of EBITDA requirement.  The Company drew $681,572 against the Credit Facility during the nine months ended September 30, 2006 (all of which was outstanding at September 30, 2006).

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Long-term Debt (continued)

Senior Secured Credit Facility (continued)

The Credit Facility was further amended on June 6, 2006.  The following amendments were made to the Credit Facility: (1) the Borrowing Base concept, which limited the amount that could be borrowed under the Credit Facility, was removed, (2) the definition of EBITDA, allowing for the add back of all pre-opening costs and removing the previous $6.0 million cap, was modified, and (3) the financial covenant requirements were amended to alter the applicable periods when the Company must meet certain minimum EBITDA and maximum senior debt ratios.  At September 30, 2006, the Company was in compliance with the amended covenants.

At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of September 30, 2006, the Credit Facility carried the interest rate of 9.0% per annum.  All the obligations under the Credit Facility are secured by first priority liens on and security interest in all of the Company’s and any guarantor’s existing and future properties and assets.  The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the Credit Facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses).  The Credit Facility required the Company to pay unused commitment fees of 0.50% per annum on any unused portion of the Credit Facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date.  The Credit Facility also contains customary financial covenants and other events of default.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Long-term Debt (continued)

Equipment Purchase Agreements

During the nine months ended September 30, 2006, the Company entered into loan agreements to purchase approximately $6.2 million in slots and hotel equipment.  The loans, which are collateralized by the equipment purchased, have terms ranging from 12 months to 5 years.  Interest rates imputed on slot equipment purchases of $6.0 million and hotel equipment purchase of $0.2 million were 3.3% and 10.8%, respectively.  At September 30, 2006, $4.7 million was outstanding under these agreements.

4.  Lease Agreements

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

Minimum monthly base-rent payments of $125,000 were due from August 3, 2004 until the termination of the lease on October 31, 2005, which totaled $0.4 million and $1.1 million for the three months and nine months ended September 30, 2005, respectively.

Hotel Lease

The hotel lease between Eastern & Western and the Company covered those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel.  Prior to its termination on October 31, 2005, minimum lease payments due under the hotel lease consisted of a minimum rent and a percentage rent. The minimum rent was $250,000 per month.  The percentage rent was equal to 100% of all revenues received from the operations of the hotel, less actual operational expenses (including minimum rent).  Percentage rental income earned for the three months and nine months ended September 30, 2005 was $0 and $1.7 million, respectively.  Total rental income earned under the hotel lease was $0.8 million and $3.9 million for the three months and nine months ended September 30, 2005, respectively.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar is payable to Lags Ventures, Inc. and a consent fee of 4% of cash sales from Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at September 30, 2006 for these related parties royalties was $1.1 million.

The payment of the related party royalties is restricted under the Notes’ indenture.  The fees can only be paid after the close of the fiscal year and only if the Company’s debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Hawkeye Construction and Millwork, Inc.

Hawkeye Construction and Millwork, Inc. is co-owned by David Lageschulte, a member of the Company’s management board and an indirect beneficial owner of 33.27% of the Company’s membership interests.  Hawkeye Construction and Millwork, Inc. managed the construction and renovation of the Hooters Casino Hotel and received as compensation for such services 2% of the construction and furniture, fixtures and equipment costs, not to exceed a total of $600,000.  The Company’s payments to Hawkeye Construction and Millwork, Inc. in relation to the construction and renovation management agreement totaled $0.1 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  They continue to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The fees paid to Provident during the nine months ended September 30, 2006 and 2005 totaled $2.5 million and $0.2 million, respectively.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Related Party Transactions (continued)

Provident Advertising & Marketing, Inc. (continued)

The Notes issued by the Company require the Company to engage an independent valuation firm to determine that the related party transactions are valued at arm’s-length prices if the total expenditures to Provident aggregate $2.5 million.  A nationally-recognized valuation firm issued a favorable opinion that the related party transactions with Provident had been conducted in a manner consistent with the arm’s-length standard.

6.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

On February 25, 2005, the Company entered into a $36.5 million guaranteed maximum price contract with The PENTA Building Group, Inc. for the renovation, construction and upgrade of the Hôtel San Rémo.  Upon receiving the necessary building permits, the renovation and construction of the Hôtel San Rémo commenced in April 2005.  The Company has paid approximately $36.3 million to The PENTA Building Group, Inc. and the contract is complete.  The final payment was made prior to September 30, 2006.

The Company has entered into operational contracts totaling $4.3 million at September 30, 2006.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company is required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were approximately $0.3 million and $0.9 million for the three months and nine months ended September 30, 2006, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.  Commitments and Contingencies (continued)

Preferred Return

The Company’s membership interests include an EW Common preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of September 30, 2006, $0.6 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at September 30, 2006.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(unaudited)	(unaudited)

Operating revenues:
Casino	$2,461,045	$8,675,069
Food and beverage	1,476,440	5,112,109
Hotel and other	2,826,326	11,277,080
	6,763,811	25,064,258
Less promotional allowances	(477,089)	(1,588,815)
Net operating revenues	6,286,722	23,475,443
Operating expenses:
Casino	1,620,781	5,044,035
Food and beverage	1,462,516	4,604,495
Hotel and other	1,034,798	3,232,981
General and administrative	1,770,277	5,803,855
Depreciation expense	93,749	281,677
Related party lease expense	1,125,000	5,064,324
Total operating expenses	7,107,121	24,031,367
Operating loss	(820,399)	(555,924)
Other income (expense):
Interest income	106,466	312,831
Interest expense	(1,555)	(6,489)
Other income (expense), net	104,911	306,342
Loss before income taxes	(715,488)	(249,582)
Benefit from income taxes	(348,371)	(108,968)
Net loss	$(367,117)	$(140,614)

The accompanying notes are an integral part of these condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT
(A DIVISION OF S.I. ENTERPRISES, INC.)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

Nine Months Ended
September 30,
2005
(unaudited)
Cash Flow From Operating Activities
Net loss	$(140,614)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	281,677
Deferred income taxes	106,968
Change in operating assets and liabilities:
Accounts receivable	(100,067)
Provision for doubtful accounts	(12,345)
Inventories	81,659
Prepaid expenses	203,127
Accounts payable	(245,126)
Accrued expenses	(236,535)
Net cash used in operating activities	(61,256)

Cash Flow From Investing Activities
Capital expenditures	15,699
Net increase in other assets	(220,541)
Net cash used in investing activities	(204,842)

Cash Flow From Financing Activities
Net decrease in due from 155 East Tropicana, LLC	1,251,434
Principal payments on long-term debt	(201,724)
Advances to affiliates, net	(1,907,677)
Net cash used in financing activities	(857,967)

Decrease in cash and cash equivalents	(1,124,065)
Cash and cash equivalents, beginning of period	4,470,919
Cash and cash equivalents, end of period	$3,346,854

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,489

The accompanying notes are an integral part of these condensed combined financial statements.

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

Notes to Condensed Combined Financial Statements (unaudited)

September 30, 2005

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

Related to the events described above and in Note 2, effective November 1, 2005, Hôtel San Rémo ceased operations as the remainder of its assets were transferred to 155 East Tropicana, LLC and to its former owner.  Accordingly, the accompanying condensed combined financial statements present only the statements of operations for the three and nine months ended September 30, 2005 and the statement of cash flows for the nine months ended September 30, 2005.

The accompanying condensed combined financial statements have been prepared by Hôtel San Rémo, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, the condensed combined financial statements contain all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly Hôtel San Rémo’s results of operations and cash flows for the interim periods included herein.

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

HÔTEL SAN RÉMO CASINO AND RESORT

(A DIVISION OF S.I. ENTERPRISES, INC.)

Notes to Condensed Combined Financial Statements (unaudited) (continued)

2.  Acquisition by 155 East Tropicana, LLC

In August 2004, 155 East Tropicana, LLC (“155”) agreed to the acquisition of the real property and other assets of Hôtel San Rémo for approximately $72.5 million including transaction costs and expenses.  155 is a joint venture between Florida Hooters LLC and EW Common LLC.  EW Common LLC was formed to hold Eastern & Western’s membership interests in 155.  EW Common LLC is owned 90% by Eastern & Western and 10% by Michael J. Hessling, formerly the executive vice president and chief executive officer of Hôtel San Rémo, and currently the President of 155.  Initially, 155 acquired $67.5 million of the real property and non-gaming assets and agreed that the remaining $5.0 million in gaming assets would be transferred to 155 upon obtaining the gaming and liquor licenses necessary to take over operations of the hotel and casino.  In October 2005, 155 secured its gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino.  On November 1, 2005, the remaining Hôtel San Rémo gaming assets were also transferred to 155 in exchange for an additional $5.0 million interest in 155 with a priority return.  The casino and hotel leases were terminated on October 31, 2005.  Immediately prior to the acquisition in 2004, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC.  Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾% Senior Secured Notes due 2012 (the “old notes”).  On August 5, 2005, 155 successfully exchanged all of the old notes for new notes (the “Notes”).  Proceeds from the old notes offering were used principally to renovate the Hôtel San Rémo into the Hooters Casino Hotel.

3.  Lease Agreements

In connection with the acquisition of Hôtel San Rémo’s real property and non-gaming assets by 155, Eastern & Western, as lessee, and 155 entered into lease agreements to lease back the casino and hotel property previously owned by Hôtel San Rémo.  Upon the receipt of gaming and liquor licensing by 155, these leases were terminated on October 31, 2005 and the operations of the hotel and casino were assumed by 155.   Total lease expense related to these lease agreements was $1.1 million and $5.1 million for the three months and nine months ended September 30, 2005, respectively.

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 42 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President, Michael Hessling, owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.  Mr. Hessling served as the Hôtel San Rémo’s executive vice president and chief executive officer from January 1989 until the acquisition, at which time he became our Chief Operating Officer.  Effective June 30, 2006, Mr. Hessling was appointed President of 155.  Effective October 30, 2006, Gary A. Gregg was appointed Chief Operating Officer.  Mr. Hessling will continue to serve on the management board as President.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, 13 Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in

2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.9 million from February 3, 2006 (grand opening) through September 30, 2006.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

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

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes, or the Notes, registered with the Commission.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the old notes offering to refinance existing indebtedness, and have used, and are using, the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering of the old notes, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the old notes offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility, or the “Credit Facility,” concurrently with the offering of the old notes.  As discussed in more detail under Liquidity and Capital Resources (155 East Tropicana, LLC), the Credit Facility was amended on January 1, 2006, and again on June 6, 2006.  During the nine months ended September 30, 2006, we drew $681,572 against the Credit Facility (all of which was outstanding at September 30, 2006).

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

The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.  On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 660 slot and video poker machines, 33 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars.

In August 2004, we acquired the real property and other assets of the Hôtel San Rémo.  Since November 1, 2005, we have also operated the hotel casino, and accordingly, have a limited operating history.  Therefore, the discussion of operations herein focuses on the revenues and expenses for the quarter and nine months ended September 30, 2006 and 2005 as if there were no change in ownership or operation of the hotel casino.

Results of Operations

We generate hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the nine months ending September 30, 2006, approximately 37.2% of the gross revenue was derived from the casino, 32.6% from food and beverage, and 30.2% from hotel and other.

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

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hooters Casino Hotel and other hotels in Las Vegas.  Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance.  Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition.  During the first nine months of 2006, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates.

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

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarter and nine months ended September 30, 2006 and the combined results of operations of the Hôtel San Rémo and 155 for the quarter and nine months ended September 30, 2005 (in thousands, except for percentages):

	155	COMBINED		155	COMBINED
	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	% Change 2006-2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	% Change 2006-2005
	(in thousands)			(in thousands)
Casino revenues	$6,742	$2,461	174.0%	$20,465	$8,675	135.9%
Casino expenses	3,611	1,621	122.8%	10,574	5,044	109.6%
Profit margin	46.4%	34.1%		48.3%	41.9%

Food and beverage revenues	$6,325	$1,476	328.4%	$17,906	$5,112	250.3%
Food and beverage expenses	4,815	1,463	229.2%	14,421	4,604	213.2%
Profit margin	23.9%	0.9%		19.5%	9.9%

Hotel and other revenues	$5,716	$2,826	102.3%	$16,592	$11,277	47.1%
Hotel and other expenses	2,327	1,035	124.8%	6,523	3,233	101.8%
Profit margin	59.3%	63.4%		60.7%	71.3%

Promotional allowances	$1,441	$477	202.1%	$4,173	$1,589	162.6%
Percent of gross revenues	7.7%	7.1%		7.6%	6.3%

General and administrative expenses	$4,935	$1,770	178.8%	$14,052	$5,804	142.1%
Percent of net revenues	28.5%	28.2%		27.7%	24.7%

Preopening expenses	$—	$1,170	-100.0%	$5,293	$1,770	199.1%
Percent of net revenues	—	18.6%		10.4%	7.5%

2006 Quarterly Trends through September 30, 2006

After generating second quarter results that were below expectations, with net revenues of $18.3 million and expenses (before depreciation, related party royalties, and loss on disposal of assets) of $17.7 million, management announced that we would concentrate our efforts on increasing slot revenue, increase business volume to the property through occupied rooms, and we would also cut costs.  Second quarter room occupancy of 73.9% and slot win per unit per day of $67 were below industry norms of 94.7% reported by the Las Vegas Conventions and Visitors Authority and $113 reported in the Gaming Revenue Reports published by the Nevada State Gaming Control Board, respectively.  Management made the decision to lower room rates and aggressively sell rooms through third party distributors such as Expedia and Travelocity.  Additionally, we began to target the marketing of our slot club and to provide a more comfortable and entertaining slot floor to attract play.  Management examined all operating and marketing costs and began trimming excess costs at all levels.

In comparing trends for 2006, we earned $1.7 million before depreciation expense, related party royalties expense, and loss on disposal of assets in the third quarter ended September 30, 2006, as compared to $0.7 million for the second quarter.

Net revenues declined from $18.3 million in the second quarter to $17.3 million in the third quarter, a decline of $1.0 million or 5.3%.  Room occupancy increased from 73.9% in the second quarter of 2006 to 80.7% in the third quarter of 2006, but the decrease in average daily room rates from $96 to $78 resulted in a decrease in room revenue of $0.4 million.  Other miscellaneous revenue also decreased by $0.2 million.  Table games revenue declined by $0.3 million in the third quarter of 2006 largely due to a hold percentage on the table games of 16.2%, which was lower than the hold percentage of 17.6% in the second quarter.  The hold percentage experienced in the third quarter was still within industry norms.  During the third quarter, slot revenues increased $0.2 million or 6.0% from the second quarter 2006 as a result of increased emphasis on slot marketing, additional room occupancy and the new slot floor layout.  We believe that historical trends in the seasonality of revenue volumes between the second and third quarters of the year contributed to the decline in revenues from the second quarter to the third quarter of 2006.  Based on the Gaming Revenue Reports published by the Nevada State Gaming Control Board for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million, the gaming volume coin-in for 2005 and 2004 declined by 1.5% and 3.8%, respectively, between the second and third quarters, and table game drop for 2005 and 2004 declined by 5.4% and 5.2%, respectively, between the second and third quarters.

Expenses before depreciation, related party royalties, and loss on disposal of assets were cut from $17.7 million in the second quarter 2006 to $15.7 million in the third quarter of 2006, a decline of $2.0 million.  The decline in third quarter expenses resulted largely from cutting marketing costs by $1.0 million, payroll costs by $0.2 million and other operational expenses by $0.9 million.

The following discussion presents an analysis of the hotel casino’s results of operations for the quarter and nine months ended September 30, 2006 and 2005, respectively.

Comparison of Quarter Ended September 30, 2006 with the Quarter Ended September 30, 2005

Net operating revenues for the quarter ended September 30, 2006 were $17.3 million, an increase of $11.0 million or 175.9%, from $6.3 million of net operating revenues generated by the Hôtel San Rémo during the same period in the previous year.  The significant increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel, as discussed below.

Casino.  Casino revenues increased by $4.2 million to $6.7 million for the quarter ended September 30, 2006, compared to $2.5 million for the quarter ended September 30, 2005.  Table games revenue was $2.6 million in the third quarter of 2006, an increase of $1.8 million, or 236.9%, compared to the table games revenue of $0.8 million from the prior year’s quarter.  Table game drop increased to $16.2 million, or 316.2%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005, but table game hold percentage decreased from 20.0% in 2005 to 16.2% in 2006.  The table games generated an average win per table of $866 per day for the quarter ended September 30, 2006 as compared to $530 per day for the quarter ended September 30, 2005.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million was $1,026 for the two months ended August 31, 2006.  Slot revenue of $4.0 million for the quarter ended September 30, 2006 was an increase of 139.8% compared to $1.7 million in the same period in 2005.  The average win per machine per day was $68 for the quarter ended September 30, 2006 as compared to $37 for the quarter ended September 30, 2005.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million was $109 for the two months ended August 31, 2006.  We believe that we will need to build our slot customer base through targeted marketing efforts before we can match or exceed the industry norms in slot win per unit.

Casino expenses increased by 122.8% to $3.6 million for the quarter ended September 30, 2006 compared to $1.6 million for the quarter ended September 30, 2005 due to increases in payroll and other operational expenses.  The profit margin for casino operations also increased from 34.1% during the quarter ended September 30, 2005 to 46.4% during the quarter ended September 30, 2006 due to the significant increases in revenue during 2006.

Food and beverage.  Food and beverage revenue was $6.3 million for the quarter ended September 30, 2006 as compared to $1.5 million for 2005, an increase of $4.8 million or 328.4%.  The increase was a result of added food covers after the grand opening of Hooters Casino Hotel.  Covers increased in all restaurants dramatically after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $1.8 million, or 356.9%, from $0.5 million during the quarter ended September 30, 2005.

Food and beverage expenses increased from $1.5 million during the quarter ended September 30, 2005 to $4.8 million during the quarter ended September 30, 2006, an increase of $3.3 million.  The increase was due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume and the increase in number of food and beverage outlets from five to nine after the grand opening.  The profit margin for food and beverage operations increased to 23.9% for the quarter ended September 30, 2006 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.9 million, or 102.3%, to $5.7 million for the quarter ended September 30, 2006, from $2.8 million for the quarter ended September 30, 2005.  Room revenue was $4.0 million for the quarter ended September 30, 2006 compared to $2.6 million in 2005.  Average daily room rates increased by 47.2% from $53 for the quarter ended September 30, 2005 to $78 for the quarter ended September 30, 2006, and occupancy rates increased slightly from 79.7% for the quarter ended September 30, 2005 to 80.7% for the quarter ended September 30, 2006.  After the remodeling of the rooms and rebranding of the hotel casino, we have an improved product and we are able to increase room rates.

Sales from our retail outlets selling Hooters logo merchandise increased the amount of other revenue significantly.  Retail revenue was $1.5 million or 26.5% of hotel and other revenue in the quarter ended September 30, 2006 and increased dramatically from $0.2 million during the quarter ended September 30, 2005 due to the strength of the Hooters brand merchandise.

Hotel and other expenses increased by $1.3 million, or 124.8%, from $1.0 million during the quarter ended September 30, 2005 to $2.3 million during the quarter ended September 30, 2006 due to increases in cost of sales, payroll, and other expenses in hotel and retail operations.  The profit margin for room revenue was 61.8% in the third quarter of 2006 compared to 63.0% for that same period in the prior year due to increased payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 42.4% in 2006.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $3.1 million to $4.9 million for the quarter ended September 30, 2006 compared to $1.8 million for the quarter ended September 30, 2005.  This increase was principally due to significant increases in advertising and marketing expenses for the rebranding of the hotel casino and payroll expenses for increased staffing under the Hooters Casino Hotel operations for the quarter ended September 30, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.8 million for the quarter ended September 30, 2006 increased by $1.3 million, or 265.2%, from $0.5 million for the quarter ended September 30, 2005.  The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Related party royalties expenses.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses totaled $0.3 million during the quarter ended September 30, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income.  Interest income was approximately $38,000 for the quarter ended September 30, 2006, compared to $0.6 million for the quarter ended September 30, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of $130.0 million in Notes proceeds.

Interest expense.  Interest expense was $3.2 million for the quarter ended September 30, 2006, compared to $3.0 million for the quarter ended September 30, 2005, an increase of $0.2 million.  Interest expense for the quarter ended September 30, 2005 was net of capitalized interest of $172,525.  The remainder of the increase in interest expense was attributable to interest expense on the equipment purchase agreements we entered into during 2006.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the quarter ended September 30, 2005, a total of $1.1 million was earned in rental income under the casino and hotel leases.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Nine Months ended September 30, 2006 with the Nine Months ended September 30, 2005

The results of operations for the nine months ended September 30, 2006 includes the month of January 2006 when the property was essentially closed for remodeling and the first eight months of operations of the Hooters Casino Hotel from February 3, 2006 through September 30, 2006.  Net operating revenues for the nine months ended September 30, 2006 were $50.8 million, an increase of $27.3 million or 116.4%, from $23.5 million of net operating revenues generated by the Hôtel San Rémo during the same period in the previous year.  Included in the net revenues for the first nine months of 2006 were $50.5 million generated by the Hooters Casino Hotel operations beginning on February 3, 2006.  The increase in net operating revenues was due to increased activity in the casino and food and beverage outlets related to the new Hooters Casino Hotel.

Casino.  Casino revenues increased by $11.8 million to $20.5 million for the nine months ended September 30, 2006, compared to $8.7 million for the nine months ended September 30, 2005.  Casino revenue of $20.3 million was generated after the grand opening on February 3, 2006.  Table games revenue was $8.5 million in 2006, an increase of $5.8 million, or 217.4%, compared to the table games revenue of $2.7 million from the prior year’s first nine months.  With the exception of $34,000, all table games revenue was generated after the grand opening.  Table game drop increased to $50.2 million, or by 257.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, but table game hold percentage decreased from 19.1% in 2005 to 17.0% in 2006.  The table games generated an average win per table of $1,096 per day after February 3, 2006 as compared to $650 for the same period in 2005.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million was $1,079 for the eight months ended August 31, 2006.  Slot revenue of $11.6 million for the nine months ended September 30, 2006 was an increase of 95.1% compared to $5.9 million in the same period in 2005.  With the exception of $0.1 million, the entire slot revenue was generated after the grand opening.  The average win per machine per day was $75 from February 3, 2006 to September 30, 2006 compared to $43 for the same period in 2005.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million was $111 for the eight months ended August 31, 2006.

Casino expenses increased by 109.6% to $10.6 million for the nine months ended September 30, 2006 compared to $5.0 million for the nine months ended September 30, 2005 due to increases in payroll and other operational expenses.  However, the profit margin for casino operations increased from 41.9% during the nine months ended September 30, 2005 to 48.3% during the nine months ended September 30, 2006 due to payroll expenses being proportionally lower during 2006 in comparison to revenue.  The percentage of payroll expenses in comparison to revenue for the nine months ended September 30, 2006 and 2005 were 26.0% and 31.0%, respectively.

Food and beverage.  Food and beverage revenue was $17.9 million for the nine months ended September 30, 2006 as compared to $5.1 million for 2005, an increase of 250.3%.  The increase in food revenues was a result of increased customer volume after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $6.0 million, or 390.2%, from $1.5 million during the nine months ended September 30, 2005.

Food and beverage expenses increased from $4.6 million during the nine months ended September 30, 2005 to $14.4 million during the nine months ended September 30, 2006, an increase of $9.8 million.  The increase was due to increases in payroll, cost of food, and other operational expenses associated with the increase in business volume and the increase in number of food and beverage outlets from five to nine after the grand opening.  The profit margin for food and beverage operations increased from 9.9% during the nine months ended September 30, 2005 to 19.5% during the nine months ended September 30, 2006 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $5.3 million, or 47.1%, to $16.6 million for the nine months ended September 30, 2006 from $11.3 million for the nine months ended September 30, 2005.  Room revenue slightly increased to $11.8 million for the nine months ended September 30, 2006 compared to $10.4 million in 2005.  This increase was due to improvements in occupancy rates during the third quarter, resulting from increased sales and marketing efforts.  For the months of February through September 2006, room revenue was $11.4 million with an occupancy rate of 78.2% and average daily room rate of $92.  This compares to room revenue of $9.3 million for the same eight months in 2005, with an occupancy rate of 84.5% and an average daily rate of $67.  Subsequent to the remodeling of the rooms, we have been able to increase room rates due to the improved product; however, occupancy rates have not been as strong due to a lag in marketing to hotel distributors, particularly in the first five months of operations.

Sales from our retail outlets selling Hooters logo merchandise largely offset the decline in room revenue.  Retail revenue was $4.2 million or 25.0% of hotel and other revenue in the nine months ended September 30, 2006 and has increased from $0.7 million during the nine months ended September 30, 2005 due to the strength of the Hooters brand merchandise.

Hotel and other expenses increased by 101.8% from $3.2 million during the nine months ended September 30, 2005 to $6.5 million during the nine months ended September 30, 2006 due to increases in payroll and other expenses in hotel and retail operations.  The profit margin for rooms was 65.0% in the third quarter of 2006 compared to 72.2% for the same period in the prior year due to increased payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 34.5% in 2006.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $8.3 million to $14.1 million for the nine months ended September 30, 2006 compared to $5.8 million for the nine months ended September 30, 2005.  This increase was principally due to increases in advertising and marketing expenses for the rebranding of the hotel casino and payroll expenses for increased staffing under the Hooters Casino Hotel operations for the nine months ended September 30, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $4.7 million for the nine months ended September 30, 2006 increased by $3.2 million, or 209.9%, from $1.5 million for the nine months ended September 30, 2005.  The increase in depreciation expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Pre-opening expenses.  Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, advertising, marketing, and other general administrative expenses.  Pre-opening expenses increased by $3.5 million to $5.3 million for the nine months ended September 30, 2006 compared to $1.8 million during the nine months ended September 30, 2005, largely due to increased training expenses during the month of January 2006 and the costs of the grand opening celebration for the Hooters Casino Hotel in February 2006.

Related party royalties expenses.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses totaled $1.1 million during the nine months ended September 30, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in 2006 of $1.2 million is the result of retiring and replacing certain old slot machines and other equipment and the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.4 million for the nine months ended September 30, 2006, compared to $1.4 million for the nine months ended September 30, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of $130.0 million in old notes proceeds.

Interest expense.  Interest expense was $9.5 million for the nine months ended September 30, 2006, compared to $7.4 million for the nine months ended September 30, 2005, an increase of $2.1 million.  The increase in interest expense was largely attributable to $8.5 million in interest expense on the $130.0 million in old notes, issued in March 2005, which were exchanged for the Notes.

Loss on extinguishment of debt.  The loss on extinguishment of debt in 2005 was related to the payoff of our bank loan with the proceeds of the old notes on March 29, 2005.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the nine months ended September 30, 2005, a total of $5.1 million was received in rental income under the casino and hotel leases.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of September 30, 2006:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase agreements(1)	$4,675	$2,055	$2,574	46	$—
Long-term debt(2)	130,682	—	682	—	130,000
Operating contracts(3)	4,309	2,029	1,560	720	—
Total	$139,666	$4,084	$4,816	$766	$130,000

(1)          155 entered into various equipment purchase agreements for the new Hooters Casino Hotel.

(2)          The long-term debt represents the $130.0 million in Notes due in 2012, and amounts drawn against the Credit Facility during the nine months ended September 30, 2006.

(3)          Operating contracts represent various contracts for services in connection with hotel operations.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the nine months ended September 30, 2006, we used $7.5 million of cash in operating activities, largely due to our net loss of $16.1 million, which was offset by $8.0 million of non-cash charges and payment-restricted related party royalty fees.

For the nine months ended September 30, 2006, $4.6 million of cash was provided by investing activities, largely due to the release of restricted cash to pay interest, offset by capital expenditures and the payment of construction payables.  At September 30, 2006, we no longer have funds held as restricted cash.

For the nine months ended September 30, 2006, we used $1.1 million of cash in financing activities, largely as a result of principal payments on equipment debt, offset by $0.7 million in proceeds from issuance of debt.

The Notes’ indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

We entered into our $15.0 million Credit Facility concurrently with the offering of the old notes.  The Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009, and currently has outstanding draws of $0.7 million at September 30, 2006.   All outstanding principal and interest under the Credit Facility is due and payable on March 30, 2009.

The Credit Facility currently requires that we meet certain financial covenants on a quarterly basis.  Among other covenants, we must maintain a rolling twelve month adjusted EBITDA that increases periodically and a senior debt to EBITDA ratio which is also adjusted periodically.  At September 30, 2006, we were required to maintain a rolling twelve month adjusted EBITDA of $2.0 million and a senior debt to EBITDA ratio of 11 to 1, and we were in compliance with both covenants.

We have reached an agreement in principle with representatives of the Credit Facility to amend the Credit Facility to eliminate the minimum EBITDA and senior leverage ratio financial covenants.  As of September 30, 2006, the amendments are currently being drafted and we are awaiting completion of an appraisal of the property.  While we expect to have a signed agreement before the end of the year, no assurances can be made that the proposed amendments will actually be signed or become effective.

As anticipated in our $130.0 million Note offering document, we entered into equipment financing of $6.2 million during the nine months ending September 30, 2006, of which $4.7 million was outstanding at September 30, 2006.

In addition to the capital expenditures associated with the remodeling and paid for from the restricted renovation funds, we spent $1.1 million in capital expenditures through September 30, 2006.  Capital expenditures of approximately $0.5 million are anticipated in the fourth quarter of 2006.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2006 and into 2007 through the use of cash (which totaled $10.2 million at September 30, 2006, including $3.8 million required in daily operations), our cash flow from operations, and our ability to draw against our $15.0 million Credit Facility, along with other available equipment financing.

Liquidity and Capital Resources (Hôtel San Rémo)

For the nine months ended September 30, 2005, the Hôtel San Rémo used approximately $61,000 in cash flow from operations.

For the nine months ended September 30, 2005, net cash of $0.2 million was used in investing activities as a result of purchasing other assets.

For the nine months ended September 30, 2005, net cash of $0.9 million was used in financing activities largely as a result of advances to affiliates.

As the result of the above factors, the Hôtel San Rémo’s net cash decreased $1.1 million, from $4.5 million at December 31, 2004 to $3.4 million at September 30, 2005.

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

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At September 30, 2006, we had $130,000,000 aggregate principal amount Senior Secured Notes due April 2, 2012, slot equipment purchase agreements of $6.0 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.2 million carrying an imputed interest rate of 10.75%.  The Notes carry a fixed interest rate of 8¾%, provided no events of default remain unresolved.  Since the Notes and equipment purchase loans have fixed interest rates, there is no market risk associated with these loans.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on March 30, 2009.  At September 30, 2006, $681,572 was outstanding under the variable rate Credit Facility, carrying interest at 8.985%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended September 30, 2006.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits:

10.1                        Employment Agreement entered into October 30, 2006 by and between Gary A. Gregg and 155 East Tropicana, LLC

10.2                        Employment Agreement entered into October 31, 2006 by and between Michael J. Hessling and 155 East Tropicana, LLC

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	November 10, 2006
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	November 10, 2006
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)