Form 10-Q
period 2007-03-31
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2007-05-15
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,632,408	$6,164,192
Accounts receivable, net of allowance for doubtful accounts of $90,039 and $99,921 in 2007 and 2006, respectively	2,061,587	1,609,756
Inventories	860,579	846,651
Prepaid expenses	1,716,354	1,569,980
Total current assets	14,270,928	10,190,579
Property and equipment, net	121,001,389	122,135,784
Other long-term assets:
Deferred financing costs	6,017,760	6,366,625
Intangible assets	6,544,141	6,557,119
Other assets	348,273	343,273
Total other long-term assets	12,910,174	13,267,017
Total assets	$148,182,491	$145,593,380

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$3,804,201	$2,969,064
Accrued interest payable	5,687,500	2,843,750
Accrued liabilities	2,021,470	2,266,740
Current portion of long-term debt	2,005,616	1,859,319
Total current liabilities	13,518,787	9,938,873
Related party royalties payable	1,808,672	1,461,881
Long-term debt	134,572,944	133,081,099
Total liabilities	149,900,403	144,481,853

Commitments and contingencies

Members’ equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(36,051,287)	(33,221,848)
	(1,717,912)	1,111,527
Total liabilities and members’ equity	$148,182,491	$145,593,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Operating revenues:
Casino	$6,143,284	$6,673,511
Food and beverage	5,906,906	5,152,976
Hotel and other	6,634,913	4,500,256
	18,685,103	16,326,743
Less promotional allowances	(1,430,763)	(1,421,091)
Net operating revenues	17,254,340	14,905,652

Operating expenses:
Casino	3,438,752	2,742,658
Food and beverage	4,502,110	4,226,248
Hotel and other	2,151,436	1,716,584
General and administrative	4,713,930	3,326,016
Depreciation and amortization	1,696,604	1,134,233
Related party royalties expense	346,790	345,697
Pre-opening expenses	—	5,292,834
Loss on disposal of assets	—	977,677
Total operating expenses	16,849,622	19,761,947
Operating income (loss)	404,718	(4,856,295)

Other income (expense):
Interest income	37,428	281,280
Interest expense, net of capitalized interest of $0 and $229,096 for the three months ended March 31, 2007 and 2006, respectively	(3,271,585)	(3,021,064)
Other income (expense), net	(3,234,157)	(2,739,784)
Net loss	$(2,829,439)	$(7,596,079)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(2,829,439)	$(7,596,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,696,604	1,134,233
Amortization of debt issuance costs	348,866	197,406
Amortization of intangible asset	12,978	12,977
Loss on disposal of assets	—	977,677
Changes in assets and liabilities:
Accounts receivable	(451,831)	(266,348)
Inventories	(13,928)	(810,393)
Prepaid expenses	(146,374)	(938,943)
Accounts payable	835,137	1,432,556
Accrued interest payable	2,843,750	2,828,933
Accrued liabilities	(245,270)	691,935
Related party royalties payable	346,791	348,417
Net cash provided by (used in) operating activities	2,397,284	(1,987,629)

Cash Flow From Investing Activities
Capital expenditures	(249,590)	(17,552,965)
Change in other assets	(5,000)	611,158
Increase in construction payable	—	1,029,048
Decrease in restricted cash	—	13,755,126
Net cash used in investing activities	(254,590)	(2,157,633)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	1,843,074	172,755
Principal payments on equipment purchase agreements	(517,552)	(210,077)
Due from Hôtel San Rémo	—	(188,952)
Net cash provided by (used in) financing activities	1,325,522	(226,274)

Increase (decrease) in cash and cash equivalents	3,468,216	(4,371,536)
Cash and cash equivalents, beginning of period	6,164,192	14,191,385
Cash and cash equivalents, end of period	$9,632,408	$9,819,849

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$427,835	$192,131

Assets acquired through equipment loans	$312,619	$5,765,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2007

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 38 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by Michael J. Hessling, president of the Company.  Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004.

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

On February 3, 2006, the newly renovated and re-branded Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel currently features a casino floor with 650 slot and video poker machines, 33 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s 2006 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments — which include normal recurring adjustments — necessary to present fairly the Company’s financial position as of March 31, 2007, the results of its operations for the three month periods ended March 31, 2007 and 2006.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Long-term Debt

Long-term debt consists of the following

	March 31,	December 31,
	2007	2006
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	2,755,684	912,610
Equipment purchase agreements (3)	3,822,876	4,027,808
Total debt	136,578,560	134,940,418
Less: Current portion of debt	(2,005,616)	(1,859,319)
Total long-term debt	$134,572,944	$133,081,099

(1)          $130.0 million aggregate principal amount of 8.75% Senior Secured Notes issued on March 29, 2005 and due on 2012.

(2)          Outstanding draws against the Senior Secured Credit Facility as of March 31, 2007 and December 31, 2006, due on March 30, 2009.  At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of March 31, 2007, the Credit Facility carried an interest rate of 8.985% per annum.

(3)          During the first quarter ended March 31, 2007, the Company entered into a $0.3 million loan agreement to purchase approximately $0.4 million in hotel equipment.  The loan, which is collateralized by the equipment purchased, has a term of 18 months with an imputed interest rate of 12.7%.

4.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at March 31, 2007 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $1.0 million, $0.2 million, and $0.6 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Related Party Transactions (continued)

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the quarters ended March 31, 2007 and 2006 totaled $0.4 million and $1.1 million, respectively.

5.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $10.9 million at March 31, 2007.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.3 million and $0.3 million for the quarters ended March 31, 2007 and 2006, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Commitments and Contingencies (continued)

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of March 31, 2007, $1.1 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at March 31, 2007 and December 31, 2006.

6.  Subsequent Events

On April 30, 2007, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), and on May 3, 2007, the Company entered into a definitive Casino Operations Lease (the “Lease”) with the Buyer.  Additionally, on May 7, 2007, the Company entered into a First Amendment to Asset Purchase Agreement (the “Amendment”) with the Buyer.

Under the terms of the Agreement, the Buyer has offered to purchase essentially all of the assets of the Company for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company.  The Buyer will also be responsible for the Company’s $130.0 million in principal amount of 8.75% Senior Secured Notes due 2012.  Under the terms of the Amendment, the requirements under the Agreement that certain additional related agreements be completed no later than May 7, 2007 were amended to reflect that all of the related agreements have been either agreed to or will be agreed to in the future, if and when required under the terms of the Agreement.  In connection with the Amendment, the Company received from the Buyer a nonrefundable earnest money deposit of $1.0 million, which will be applied against the purchase price if the transaction closes.

Under the terms of the Lease, upon the closing provided for in the Agreement, the Company, as tenant, will lease from the Buyer, as landlord, the portion of the hotel in which the gaming operations are presently located and will conduct all gaming operations until the earlier of (i) the last day of the month following the month in which the Buyer obtains all applicable gaming approvals necessary to conduct the gaming operations or (ii) June 30, 2008, unless otherwise extended pursuant to the terms of the Lease.  Because the commencement of the Lease term is contingent upon the closing provided for in the Agreement, there can be no assurance that the Lease term will ever commence.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.  Subsequent Events (continued)

The Agreement provides for a closing by October 31, 2007; but under certain conditions may be closed as late as June 30, 2008.  The closing will be subject to the completion of due diligence, financing, and licensing, among other customary conditions. There can be no assurance that (i) the conditions to closing under Agreement will ever be satisfied, or (ii) any transaction contemplated under the Agreement will be consummated, or (iii) if a transaction is consummated, it will be on the same or similar terms as currently provided under the Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on April 2, 2007, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC (“we”, “us”, “our”, or “155”) was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), from Eastern & Western Hotel Corporation, or Eastern & Western.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 38 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President, Michael Hessling, owns the balance.  Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, 13 Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.3 million for the quarter ended March 31, 2007.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes, or the Notes, registered under the Securities Act of 1933 on Form S-4.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the old notes offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering of the old notes, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the old notes offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering of the old notes.  At March 31, 2007, $2.8 million was outstanding on the Credit Facility.

Results of Operations

We generate hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the quarter ended March 31, 2007, approximately 32.9% of the gross revenue was derived from the casino, 31.6% from food and beverage, and 35.5% from hotel and other.

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

Casino revenues vary from time to time due to general economic conditions, table game hold, slot hold, and occupancy percentages at the Hooters Casino Hotel and other hotels in Las Vegas.  Casino revenues also vary depending upon the amount of gaming activity as well as variations in the odds for different games of chance.  Casino revenues, room revenues, food and beverage revenues, and other revenues vary due to general economic conditions and competition.  During 2007, Las Vegas has continued to experience an upward trend in total visitation, as well as gaming win, hotel occupancy and hotel daily average room rates.

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

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarters ended March 31, 2007 and 2006 (in thousands, except for percentages):

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	% Change 2006 - 2005
	(in thousands)
Casino revenues	$6,143	$6,674	-7.9%
Casino expenses	3,439	2,743	25.4%
Profit margin	44.0%	58.9%

Food and beverage revenues	$5,907	$5,153	14.6%
Food and beverage expenses	4,502	4,226	6.5%
Profit margin	23.8%	18.0%

Hotel and other revenues	$6,635	$4,500	47.4%
Hotel and other expenses	2,151	1,717	25.3%
Profit margin	67.6%	61.9%

Promotional allowances	$1,431	$1,421	0.7%
Percent of gross revenues	7.7%	8.7%

General and administrative expenses	$4,714	$3,326	41.7%
Percent of net revenues	27.3%	22.3%

Preopening expenses	$—	$5,293	-100.0%
Percent of net revenues	0.0%	35.5%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarters ended March 31, 2007 and 2006, respectively.

Comparison of Quarter Ended March 31, 2007 with the Quarter Ended March 31, 2006

Net operating revenues for the quarter ended March 31, 2007 were $17.3 million, an increase of $2.3 million or 15.8%, from $14.9 million of net operating revenues generated during the same period in the previous year.  During the quarter ended March 31, 2006, operations were essentially closed from January 1 through February 2, 2006 while substantial remodeling was performed on all public areas of the casino hotel.  Minimal revenue of $0.6 million was generated during the remodel period.

Expenses before interest, depreciation, related-party royalties, pre-opening expenses, and loss on disposal totaled $14.8 million for the quarter ended March 31, 2007, an increase of $2.8 million or 23.3%, from $12.0 million during the same period in the previous year.  Again, the comparison of these expenses is affected by the near closure of all operations during substantial remodeling from January 1 through February 2, 2006.  Most of the expenses incurred during the remodeling period fell into the category of pre-opening expense.

During the first quarter of 2007, we began implementing several changes aimed at increasing visitor volume to the property for our 2007 fiscal period, including: (1) increasing our presence through television, radio, and interstate billboards to build awareness of Hooters Casino Hotel in Southern California, (2) converting 13 Martini Bar to the new Night Owl Showroom, which opened on April 20,

2007, featuring veteran comedy stand-up artist Bobby Slayton, “The Pitbull of Comedy,” (3) featuring value-priced food offerings in our restaurants, and (4) introducing new marketing promotions and other gaming-oriented events.  Our management has also identified slot revenue as a revenue source that needs to be enhanced.  During the first quarter of 2007, we have modified our slot floor and begun promoting our new Owl Rewards Club featuring cash back with programs such as HOOT Million Dollar Swipe and other giveaways.

Casino.  Casino revenues decreased by $0.6 million to $6.1 million for the quarter ended March 31, 2007, compared to $6.7 million for the quarter ended March 31, 2006 in spite of the fact that the casino only generated $0.1 million in revenue during the substantial closure of the casino for the period from January 1 through February 2, 2006.  During the months of February and March 2006, after the grand opening of Hooters Casino Hotel, we experienced unusually high revenues in the casino as visitors came to see the new property.

Table games revenue was $2.6 million in the first quarter of 2007, a decrease of $0.3 million, or 12.6%, compared to the table games revenue of $2.9 million from the prior year’s quarter.  With the exception of $34,000, all table games revenue for the first quarter of 2006 was generated after the grand opening on February 3, 2006.  Table game drop decreased by $0.9 million, or 5.1%, to $16.2 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, and table game hold percentage decreased from 17.2% in 2006 to 15.8% in 2007.  The decrease in table game drop when comparing the first quarter of 2007 to 2006 is attributable to higher drop amounts during the first two months of operations of the Hooters Casino Hotel in 2006.  The table games generated an average win per table of $1,196 per day for the quarter ended March 31, 2007 as compared to $1,596 per day for the period from February 3 through March 31, 2006.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million was $1,027 for the quarter ended March 31, 2007.

Slot revenue of $3.4 million for the quarter ended March 31, 2007 was a decrease of 5.0% compared to $3.6 million in the same period in 2006.  Slot revenue for the first quarter of 2006 was bolstered by the additional traffic after the grand opening of the Hooters Casino Hotel.  The average win per machine per day was $65 for the quarter ended March 31, 2007 as compared to $99 for the period from February 3 through March 31, 2006.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $72.0 million was $114 for the quarter ended March 31, 2007.  During the first quarter of 2007, our management has continued to implement strategies to increase slot play.  In the summer of 2006, we added new slot machines to the floor and reconfigured the floor to make it more inviting.  We continued by targeting our marketing efforts at increasing slot play through more aggressive slot club awards, modifications to the pay tables on the slot machines to award more and larger payouts, direct mailing campaigns, and other promotions and programs aimed at increasing the flow of customers to the casino floor.  We are continuing to implement these programs in 2007.

Casino expenses increased by 25.4% to $3.4 million for the quarter ended March 31, 2007 compared to $2.7 million for the quarter ended March 31, 2006 due to increases in payroll and other operational expenses when comparing a full three months of operations to a short period of February 3 through March 31, 2006.  The profit margin for casino operations also decreased from 58.9% during the quarter ended March 31, 2006 to 44.0% during the quarter ended March 31, 2007.  However, the profit margin during the quarter ended March 31, 2007 is comparable to more current trends; for example, the profit margin of 45.6% during the quarter ended December 31, 2006.  The slight decrease in profit margin is largely due to increased staffing for the new Owl Rewards Club.

Food and beverage.  Food and beverage revenue was $5.9 million for the quarter ended March 31, 2007 as compared to $5.2 million for 2006 (when restaurants were only open from February 3 through March 31, 2006), an increase of $0.7 million, or 14.6%.  Beverage revenue (which includes complimentary beverages) decreased by $0.3 million, or 15.5%, from $1.9 million during the quarter ended March 31, 2006.  The decrease in beverage revenue is largely attributable to the closing of the 13 Martini Bar for the month of March 2007 for remodeling.  The 13 Martini Bar generated $0.2 million in revenue for the month of March 2006.

Food and beverage expenses increased from $4.2 million during the quarter ended March 31, 2006 to $4.5 million during the quarter ended March 31, 2007, an increase of $0.3 million due to the impact of a full quarter’s operations in 2007.  The profit margin for food and beverage operations increased to 23.8% for the quarter ended March 31, 2007 as compared to 18.0% for the same quarter in 2006 due to increased payroll efficiencies.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.1 million, or 47.4%, to $6.6 million for the quarter ended March 31, 2007, from $4.5 million for the quarter ended March 31, 2006.  Room revenue was $5.1 million for the quarter ended March 31, 2007 compared to $3.3 million in 2006.  Average daily room rates decreased by 19.6% from $112 for the period from February 3 through March 31, 2006 to $90 for the quarter ended March 31, 2007, and occupancy rates increased from 66.3% for the period from February 3 through March 31, 2006 to 91.3% for the quarter ended March 31, 2007.  Almost all the rooms were out of service and under remodeling in the month of January 2006.

Sales from our retail outlets selling Hooters logo merchandise increased the amount of other revenue significantly.  Retail revenue was $1.3 million during the quarter ended March 31, 2007, an increase of $0.2 million, from $1.1 million during the quarter ended March 31, 2006, when retail operations were only open from February 3 through March 31, 2006.

Hotel and other expenses increased by $0.5 million, or 25.3%, from $1.7 million during the quarter ended March 31, 2006 to $2.2 million during the quarter ended March 31, 2007, due to partial closing of operations in 2006 from January 1 through February 2, 2006.  The profit margin for hotel and other revenue was 67.6% in the first quarter of 2007 compared to 61.9% for that same period in the prior year.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $1.4 million to $4.7 million for the quarter ended March 31, 2007 compared to $3.3 million for the quarter ended March 31, 2006.  Again, the lower expenses in the first quarter of 2006 were due to the partial closing of operations due to the remodel.  General and administrative expenses have also increased from $4.2 million for the fourth quarter of 2006.  The increase of $0.5 million is largely attributable to increases in payroll expenses and fees paid for outside services.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.7 million for the quarter ended March 31, 2007 increased by $0.6 million, or 49.6%, from $1.1 million for the quarter ended March 31, 2006 largely because property and equipment associated with the remodeling were not placed into service until February 3, 2006.

Related party royalties expenses.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses remained flat at $0.3 million for the quarters ended March 31, 2007 and 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income.  Interest income was approximately $37,000 for the quarter ended March 31, 2007, compared to $0.3 million for the quarter ended March 31, 2006.  The interest income for the quarter ended March 31, 2006 was largely generated on the $9.9 million in construction funds held during that quarter.

Interest expense.  Interest expense was $3.3 million for the quarter ended March 31, 2007, compared to $3.0 million for the quarter ended March 31, 2006, an increase of $0.3 million.  Interest expense for the quarter ended March 31, 2006 was lower because we capitalized interest of $0.2 million during construction.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our condensed consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of March 31, 2007:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Long-term debt (1)	$132,756	$—	$2,756	$—	$130,000
Equipment purchase agreements (2)	3,823	2,006	1,782	35	—
Operating contracts (3)	10,944	7,005	2,905	988	46
Total	$147,523	$9,011	$7,443	$1,023	$130,046

(1)        The long-term debt represents the $2.8 million in outstanding draws against the Credit Facility as of March 31, 2007 due on March 30, 2009 and the $130.0 million Notes issued on March 29, 2005 and due on 2012.

(2)          We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.

(3)          Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the quarter ended March 31, 2007, $2.4 million of cash was provided by operating activities, which resulted from our net loss of $2.8 million being largely offset by $2.4 million of non-cash depreciation and amortization charges, and payment-restricted related party royalty fees, in addition to substantial increases to interest payable and accounts payable of $2.8 million and $0.8 million, respectively.

For the quarter ended March 31, 2007, we used $0.3 million of cash in investing activities largely due to capital expenditures.

For the quarter ended March 31, 2007, $1.3 million of cash was provided by financing activities, as a result of $1.8 million in proceeds from the Credit Facility, partially offset by principal payments of $0.5 million on equipment debt.

The Notes’ indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our four-year revolving Credit Facility of $15.0 million, which matures on March 30, 2009, currently has outstanding draws of $2.8 million at March 31, 2007.  All outstanding principal and interest under the Credit Facility is due and payable on March 30, 2009.

During the quarter ended March 31, 2007, we entered into a new equipment financing agreement for $0.3 million.  At March 31, 2007, $3.8 million was outstanding under equipment financing agreements.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2007 through the use of cash (which totaled $9.6 million at March 31, 2007, including $3.8 million required in daily operations), our cash flow from operations, and our ability to draw against our $15.0 million Credit Facility, along with other available equipment financing.

On April 30, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), which was amended on May 7, 2007.  Pursuant to the terms of the Agreement, the Buyer has offered to purchase essentially all of our assets for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding debt.  The Buyer also agreed to be responsible for the Notes.  We received from the Buyer a nonrefundable earnest money deposit of $1.0 million, which will be applied against the purchase price, if the transaction closes.  There can be no assurance that the conditions to closing under the Agreement will ever be satisfied, or any transaction contemplated under the Agreement will be consummated, or if a transaction is consummated, it will be on the same or similar terms as currently provided under the Agreement.

Upon closing of the asset sale, we have agreed to lease the casino from the Buyer to conduct gaming operations until the earlier of when the Buyer obtains gaming approvals necessary to conduct the gaming operations, or June 30, 2008, unless otherwise extended.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 2, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At March 31, 2007, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $3.4 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.4 million carrying interest rates averaging 11.72%.  The Notes carry a fixed interest rate of 8¾ %, provided no events of default have occurred.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on March 30, 2009.  At March 31, 2007, $2.8 million was outstanding under the variable rate Credit Facility, carrying interest at 8.985%.  Assuming a 100 basis-point change in LIBOR at March 31, 2007 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $28,000.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2007.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

32.2         Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 East Tropicana, LLC

By:	/s/ Deborah J. Pierce	May 14, 2007
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 East Tropicana Finance Corp.

By:	/s/ Deborah J. Pierce	May 14, 2007
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)