Form 10-Q
period 2007-06-30
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2007-08-14
CIK 1326688, 1326686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

p

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,917,445	$6,164,192
Accounts receivable, net of allowance for doubtful accounts of $60,239 and $99,921 in 2007 and 2006, respectively	1,895,194	1,609,756
Inventories	930,032	846,651
Prepaid expenses	1,765,370	1,569,980
Total current assets	9,508,041	10,190,579
Property and equipment, net	119,641,044	122,135,784
Other long-term assets:
Deferred financing costs	5,668,894	6,366,625
Intangible assets	6,531,164	6,557,119
Other assets	343,273	343,273
Total other long-term assets	12,543,331	13,267,017
Total assets	$141,692,416	$145,593,380

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$3,322,986	$2,969,064
Accrued interest payable	2,843,750	2,843,750
Accrued liabilities	2,047,658	2,266,740
Deposit	1,000,000	—
Current portion of long-term debt	2,047,102	1,859,319
Total current liabilities	11,261,496	9,938,873
Long-term debt	134,134,435	133,081,099
Related party royalties payable	2,179,850	1,461,881
Total liabilities	147,575,781	144,481,853

Commitments and contingencies

Members’ equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(40,216,740)	(33,221,848)
	(5,883,365)	1,111,527
Total liabilities and members’ equity	$141,692,416	$145,593,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

Condensed Consolidated Statements of OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Operating revenues:
Casino	$6,159,979	6,531,575	$12,303,263	13,205,086
Food, beverage and entertainment	6,373,307	6,428,002	12,280,213	11,580,978
Hotel and other	6,398,391	6,375,222	13,033,304	10,875,478
	18,931,677	19,334,799	37,616,780	35,661,542
Less promotional allowances	(1,661,811)	(1,310,271)	(3,092,574)	(2,731,362)
Net operating revenues	17,269,866	18,024,528	34,524,206	32,930,180

Operating expenses:
Casino	3,727,569	3,703,278	7,166,321	6,445,936
Food, beverage and entertainment	4,815,888	5,379,663	9,317,998	9,605,911
Hotel and other	2,247,399	2,480,034	4,398,835	4,196,618
General and administrative	5,137,901	5,790,726	9,851,831	9,116,742
Depreciation and amortization	1,840,966	1,687,318	3,537,570	2,821,551
Pre-opening expenses	—	—	—	5,292,834
Related party royalties expenses	371,179	394,779	717,969	740,476
Loss on disposal of assets		221,793		1,199,470
Total operating expenses	18,140,902	19,657,591	34,990,524	39,419,538
Operating loss	(871,036)	(1,633,063)	(466,318)	(6,489,358)

Other income (expense):
Interest income	15,013	120,568	52,441	401,848
Interest expense, net of capitalized interest of $202,873 for the six months ended June 30, 2006	(3,309,430)	(3,222,737)	(6,581,015)	(6,243,801)
Other income (expense), net	(3,294,417)	(3,102,169)	(6,528,574)	(5,841,953)
Net loss	$(4,165,453)	$(4,735,232)	$(6,994,892)	(12,331,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Cash Flow From Operating Activities
Net loss	$(6,994,892)	$(12,331,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,537,570	2,821,551
Amortization of deferred financing costs	697,731	639,726
Amortization of intangible asset	25,955	25,955
Loss on disposal of assets	—	1,199,470
Changes in operating assets and liabilities:
Accounts receivable	(285,438)	(375,155)
Inventories	(83,381)	(762,847)
Prepaid expenses	(195,390)	(1,529,185)
Accounts payable	353,922	728,952
Related party royalties payable	717,969	743,196
Accrued interest payable	—	(20,646)
Accrued liabilities	(219,082)	1,006,523
Net cash (used in) provided by operating activities	(2,445,036)	(7,853,771)

Cash Flow From Investing Activities
Capital expenditures	(730,211)	(19,267,120)
Decrease in construction payable	—	(6,034,450)
Change in restricted cash	—	27,846,926
Change in other assets	—	605,372
Net cash (used in) provided by investing activities	(730,211)	3,150,728

Cash Flow From Financing Activities
Due from (to) Hotel San Remo	—	(190,333)
Payment of debt financing costs	—	(240,557)
Proceeds from issuance of Notes	1,924,607	304,953
Principal payments on debt	(996,107)	(817,691)
Deposit	1,000,000	—
Net cash provided by (used in) financing activities	1,928,500	(943,628)

Decrease in cash and cash equivalents	(1,246,747)	(5,646,671)
Cash and cash equivalents, beginning of period	6,164,192	14,191,385
Cash and cash equivalents, end of period	$4,917,445	$8,544,714

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$5,883,284	$6,264,447
Assets acquired through equipment loans	$312,619	$5,765,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2007

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and it’s wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

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

On February 3, 2006, the newly renovated and re-branded Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel currently features a casino floor with 654 slot and video poker machines, 30  table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments – which include normal recurring adjustments – necessary to present fairly the Company’s financial position as of June 30, 2007, the results of its operations for the three month and six month periods ended June 30, 2007 and 2006.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

3.  Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	2,837,217	912,610
Equipment purchase financing agreements (3)	3,344,320	4,027,808
Total debt	136,181,537	134,940,418
Less: Current portion of debt	(2,047,102)	(1,859,319)
Total long-term debt	$134,134,435	$133,081,099

(1)          $130.0 million aggregate principal amount of 8.75% Senior Secured Notes issued on March 29, 2005 and due on 2012.

(2)          Outstanding draws against the Senior Secured Credit Facility as of June 30, 2007 and December 31, 2006, due on March 30, 2009.  At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of June 30, 2007, the Credit Facility carried an interest rate of 8.985% per annum.

(3)          During the six months ended June 30, 2007, the Company entered into a $0.3 million loan agreement to purchase approximately $0.4 million in hotel equipment.  The loan, which is collateralized by the equipment purchased, has a term of 18 months with an imputed interest rate of 12.7%.

4.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at June 30, 2007 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $1.2 million, $0.3 million, and $0.7 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the six months ended June 30, 2007 and 2006 totaled $1.0 million and $1.9 million, respectively.

5. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company, which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $8.2 million at June 30, 2007.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.6 million for both the six months ended June 30, 2007 and 2006. These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account, which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of June 30, 2007, $1.4 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at June 30, 2007 and December 31, 2006.

6.  Subsequent Events

On April 30, 2007, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), and on May 3, 2007, the Company entered into a definitive Casino Operations Lease (the “Lease”) with the Buyer.  On May 7, 2007, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”) with the Buyer.  Additionally, on August 8, 2007, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) with the Buyer.

Under the terms of the Agreement, the Buyer has offered to purchase essentially all of the assets of the Company for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company.  The Buyer will also be responsible for the Company’s $130.0 million in principal amount of 8.75% Senior Secured Notes due 2012.  Under the terms of the Second Amendment, the requirement under the Agreement that the Buyer deposit in escrow the sum of $2.0 million upon the occurrence of certain events related to the restructuring of the Agreement was amended to provide that the Buyer pay non-refundable earnest money deposits of (1) $0.5 million before 12:00 noon PST on August 14, 2007 and (2) $1.5 million by 5:00 p.m. PST on November 15, 2007.  The $0.5 million deposit due on August 14, 2007 was received by the Company.  Both deposits will be applied against the purchase price if the transaction closes.  The Second Amendment provides for a closing date on or before December 31, 2007, which the Buyer may extend under certain conditions by paying an extension fee of $0.5 million for each month the Agreement is extended.  Any such extension fees paid are not refundable and will not be credited toward the purchase price.  Notwithstanding the Buyer’s right to extend the closing date, the Company may terminate the Agreement if the closing has not occurred on or before June 30, 2008. Additionally, prior to receipt of the $1.5 million deposit above, the Company may solicit competing offers from parties other than the Buyer, but may not enter into an agreement relating to such offers.

As provided in the Agreement, the closing will be subject to the completion of due diligence, financing, and licensing, among other customary conditions. There can be no assurance that (i) the conditions to closing under Agreement will ever be satisfied, or (ii) any transaction contemplated under the Agreement will be consummated, or (iii) if a transaction is consummated, it will be on the same or similar terms as currently provided under the Agreement.

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

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, 13 Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.6 million for the six months ended June 30, 2007.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement.  The old notes were subsequently exchanged with new notes, or the Notes, registered under the Securities Act of 1933 on Form S-4.  Interest payments on the Notes are due semi-annually, on each April 1 and October 1.  We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering.  At June 30, 2007, $2.8 million was outstanding on the Credit Facility.

Results of Operations

We generate hotel, casino, food, beverage and entertainment and retail revenues at the hotel casino property.  During the quarter ended June 30, 2007, approximately 32.3% of the gross revenue was derived from the casino, 33.9% from food, beverage and entertainment and 33.8% from hotel and other.

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

Food, beverage and entertainment revenues are derived from food and beverage sales in the food, bar and entertainment outlets of the hotel casino, including restaurants, room service, bars, entertainment showroom and banquets.  Food, beverage and entertainment revenue is recognized at the time food and/or beverage is provided to the guest.  “Covers” are the number of patrons served in a food outlet.  “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarter and six months ended June 30, 2007 and 2006 (in thousands, except for percentages):

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	% Change 2007-2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	% Change 2007-2006
	(in thousands)			(in thousands)
Casino revenues	$6,160	$6,532	-5.7%	$12,303	$13,205	-6.8%
Casino expenses	3,728	3,703	0.7%	7,166	6,446	11.2%
Profit margin	39.5%	43.3%		41.8%	51.2%

Food, beverage and entertainment revenues	$6,373	$6,428	-0.9%	$12,280	$11,581	6.0%
Food, beverage and entertainment expenses	4,816	5,380	-10.5%	9,318	9,606	-3.0%
Profit margin	24.4%	16.3%		24.1%	17.1%

Hotel and other revenues	$6,398	$6,375	0.4%	$13,033	$10,875	19.8%
Hotel and other expenses	2,247	2,480	-9.4%	4,399	4,197	4.8%
Profit margin	64.9%	61.1%		66.2%	61.4%

Promotional allowances	$1,662	$1,310	26.9%	$3,093	$2,731	13.2%
Percent of gross revenues	8.8%	6.8%		8.2%	7.7%

General and administrative expenses	$5,138	$5,791	-11.3%	$9,852	$9,117	8.1%
Percent of net revenues	29.9%	31.6%		28.5%	27.7%

Preopening expenses	$—	$—		$—	$5,293	-100.0%
Percent of net revenues	—	—		0.0%	15.8%

Comparison of Quarter Ended June 30, 2007 with the Quarter Ended June 30, 2006

Net operating revenues for the quarter ended June 30, 2007 were $17.3 million, a decrease of $0.7 million or 4.2%, from $18.0 million generated during the same period in the previous year.

Casino.  Casino revenues decreased by $0.4 million to $6.2 million for the quarter ended June 30, 2007, compared to $6.5 million for the quarter ended June 30, 2006.  The $0.4 million decrease in casino revenues occurred as a result of the $0.6 million decrease in casino revenues during April 2007 as compared to April 2006.  In April 2006, we benefited from the extra volume created by the publicity and excitement surrounding the grand opening in February 2006.  Table games revenue was $2.7 million for the quarter ended June 30, 2007, a decrease of $0.3 million, or 9.2%, compared to the table games revenue of $3.0 million from the prior year’s quarter.  Again, the entire decrease of $0.3 million occurred when comparing April 2007 to April 2006.  Table game drop decreased by $1.8 million, or by 10.7%, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, but table game hold percentage increased from 17.6% in 2006 to 17.9% in 2007.  The table games generated an average win per table of $983 per day for the quarter ended June 30, 2007 as compared to $1,018 per day for the quarter ended June 30, 2006.  Slot revenue of $3.3 million for the quarter ended June 30, 2007 was a decrease of $0.2 million or 5.5% compared to $3.5 million in the same period in 2006.  Slot revenue declined $0.3 million when comparing April 2007 to April 2006.  The average win per machine per day (before deducting participation fees) was $61 for the quarter ended June 30, 2007 as compared to $67 for the quarter ended June 30, 2006.

Casino expenses of $3.7 million for the quarter ended June 30, 2007 were comparable to the expenses for the quarter ended June 30, 2006. The profit margin for casino operations decreased slightly from 43.3% during the quarter ended June 30, 2006 to 39.5% during the quarter ended June 30, 2007 due to the decrease in revenues.

Food, beverage, and entertainment.  Food, beverage and entertainment revenue remained consistent with $6.4 million generated for both quarters ended June 30, 2007 and June 30, 2006. Beverage revenue of $2.5 million (which includes complimentary beverages) decreased by $0.5 million, or 17.7%, from $3.0 million during the quarter ended June 30, 2006. The decrease was due to the elimination of the Martini Bar, which generated $0.4 million in the quarter ended June 30, 2006. In mid-April 2007, we added a showroom to replace Martini Bar and it has generated $0.3 million in entertainment ticket revenues.

Food revenue increased from $3.4 million for the quarter ended June 30, 2006 to $3.6 million for the same quarter in 2007 an increase of 5.4%. The increased revenue was due largely to food specials in the Dan Marino’s Restaurant and the coffee shop.

 Food, beverage and entertainment expenses decreased from $5.4 million during the quarter ended June 30, 2006 to $4.8 million during the quarter ended June 30, 2007, a decrease of $0.6 million.  The cost savings is due to decreases in payroll, cost of food, and other operational expenses.  The profit margin for food, beverage, and entertainment operations increased to 24.9% for the quarter ended June 30, 2007 from 16.3% in the same quarter in 2006 due to operational efficiencies.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) remained consistent at $6.4 million for both the quarter ended June 30, 2007 and June 30, 2006.

Room revenue was $4.8 million for the quarter ended June 30, 2007 compared to $4.5 million in 2006.  This increase was a result of, an increase in occupancy rates, offset by a decrease in average daily room rates.  Average daily room rates decreased by 18.8% from $96 for the quarter ended June 30, 2006 to $78 for the quarter ended June 30, 2007, while occupancy rates increased from 73.9% for the quarter ended June 30, 2006 to 95.7% for the quarter ended June 30, 2007. Occupancy rates increased largely because of successful targeted marketing efforts in southern California and increased sales through the wholesalers, internet providers and our group sales.

Sales from our retail outlets selling Hooters logo merchandise decreased 5.5% from $1.4 million for the quarter ended June 2006 to $1.3 million for the quarter ended June 2007. Other miscellaneous revenue declined $0.2 million.

Hotel and other expenses decreased by 9.4% from $2.5 million during the quarter ended June 30, 2006  to $2.2 million during the quarter ended June 30, 2007 due to decreases in cost of sales and payroll for retail operations.  The profit margin for room sales was 66.4% in the second quarter of 2007 compared to 66.1% for that same period in the prior year.  Retail sales generated a profit margin of 43.2% for the quarter ended June 30, 2007 compared to 29.4% for the quarter ended June 30, 2006.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology,  finance, accounting, and property operations.  Included in general and administrative expense for the quarter ended June 30, 2007 is also $0.2 million in legal and accounting expense associated with the purchase agreement documentation and negotiation.  General and administrative expense decreased $0.7 million to $5.1 million for the quarter ended June 30, 2007 compared to $5.8 million for the quarter ended June 30, 2006.  This decrease was principally due to significant decreases in advertising and marketing expenses for the quarter ended June 30, 2007 as compared to the same quarter in 2006.  Even though the $5.1 million spent in general and administrative expense represents a decrease from the same quarter in 2006, it is an increase from recent previous quarters.  We spent $4.2 million in the fourth quarter of 2006 and $4.7 million in the first quarter of 2007.  During the first and second quarter of 2007 we rolled out our new direct mail program.  We also advertised our new slot cash back program, food specials, Bobby Slayton comedy show, and our “Swipe for a Million” promotion using billboards, radio and TV. We launched a media campaign directed at southern California gamblers in an effort to boost consumer awareness of Hooters Casino Hotel.  These additional expenses increased the second quarter marketing expenses by approximately $0.6 million.  We will not be incurring these marketing expenses in the third quarter.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.8 million for the quarter ended June 30, 2007 increased by $0.1 million, or 9.1%, from $1.7 million for the quarter ended June 30, 2006.  The increase in depreciation expense was due to additional depreciation expense for fixed asset additions.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.4 million during the quarters ended June 30, 2007 and 2006. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in the second quarter of 2006 of $0.2 million was the result of retiring and replacing certain old slot machines and other equipment and replacing the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $15,000 for the quarter ended June 30, 2007, compared to $121,000 for the quarter ended June 30, 2006.  The decrease resulted from greater interest income earned during 2006 on the investment of $130.0 million in Notes proceeds.

Interest expense.  Interest expense was $3.3 million for the quarter ended June 30, 2007, compared to $3.2 million for the quarter ended June 30, 2006, an increase of $0.1 million.  The increase in interest expense is largely attributable to $0.1 million in interest expense on the Credit Facility and the equipment purchase agreements we entered into during 2006 and 2007.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Six Months Ended June 30, 2007 with the Six Months Ended June 30, 2006

During the six months, ended June 30, 2006, operations were essentially closed from January 1 through February 2, 2006 while substantial remodeling was performed on all public areas of the casino hotel.  Minimal revenue of $0.6 million was generated during the remodel period.

The results of operations for the six months ended June 30, 2006 includes the month of January 2006 when the property was essentially closed for remodeling and the first five months of operations of the Hooters Casino Hotel from February 3, 2006 through June 30, 2006.  Net operating revenues for the six months ended June 30, 2007 were $34.5 million, an increase of $1.6 million or 4.8%, from $32.9 million of net operating revenues for the six month ended June 30, 2006.

Casino.  Casino revenues decreased by $0.9 million to $12.3 million for the six months ended June 30, 2007, compared to $13.2 million for the six months ended June 30, 2006.  Casino revenue of $13.1 million was generated after the grand opening on February 3, 2006.  Table games revenue was $5.3 million in 2007, a decrease of $0.6 million, or 10.9%, compared to the table games revenue of $5.9 million from the prior year’s first six months.  With the exception of $34,000, all table games revenue was generated after the grand opening in 2006.  Table game drop decreased to $31.2 million, or by 8.6%, for the six months ended June 30, 2007 compared to $33.9 million for the six months ended June 30, 2006, while table game hold percentage decreased from 17.4% in 2006 to 16.8% in 2007.  The table games generated an average win per table of $922 per day for the first six months of 2007 compared to $1,204 from opening to June 30, 2006. Slot revenue of $6.7 million for the six months ended June 30, 2007 was a decrease of 5.3% compared to $7.1 million in the same period in 2006.  With the exception of $0.1 million, the entire slot revenue for the six months ended June 30, 2006 was generated after the grand opening. The average win per machine per day was $80 from February 3, 2006 to June 30, 2006 compared to $63 for the six months ended June 30, 2007.

Casino expenses increased by $0.8 million or 11.2% to $7.2 million for the six months ended June 30, 2007 compared to $6.4 million for the six months ended June 30, 2006 due to increases in payroll and other operational expenses when comparing a full six months of operations in 2007 to a short period of February 3, 2006 through June 30, 2006. The profit margin for casino operations decreased from 51.2% during the six months ended June 30, 2006 to 41.8% during the six months ended June 30, 2007.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $12.3 million for the six months ended June 30, 2007 as compared to $11.6 million for June 2006, an increase of 6.0%.  The food revenues increased $1.1 million or 17.1% to $7.2 million for the six months ending June 30, 2007 compared to $6.1 million for six months ending June 30, 2006. Beverage revenue (which includes complimentary beverages) decreased by $0.6 million or 19.4% to $4.8 million for the six months ended June 30, 2007 from $5.4 million during the six months ended June 30, 2006. The decline was largely due to the closing of the Martini Bar and a general decline in other bar revenue. Entertainment ticket revenue was a $0.3 million for the six months ended which was the result of adding a showroom venue in place of the Martini Bar in April 2007. There was no entertainment revenue in 2006.

Food, beverage and entertainment expenses decreased from $9.6 million during the six months ended June 30, 2006 to $9.3 million during the six months ended June 30, 2007, a decrease of $0.3 million or 3.1%.  The profit margin for food, beverage and entertainment operations increased from 17.1% during the six months ended June 30, 2006 to 24.1% during the six months ended June 30, 2007 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $2.2 million, or 19.8%, to $13.0 million for the six months ended June 30, 2007 from $10.9 million for the six months ended June 30, 2006.  Room revenue increased $2.2 million or 30.0% to $9.9 million for the six months ended June 30, 2007 compared to $7.7 million in 2006.  This increase was the result of hotel occupancy of 93.5% in 2007 compared to 76.6% in 2006, partially offset by a decrease in average daily room rate.  Hotel revenue in 2006 was negatively impacted when the Company stopped renting rooms from January 2, 2006 to February 2, 2006 to accommodate the remodeling activities for the grand opening.  For the months of February through June 2006, room revenue was $7.5 million with an occupancy rate of 76.6% and average daily room rate of $101. The average daily room rate decreased to $84 for the six months ended June 30, 2007.

Sales from the retail outlets was $2.7 million or 21.0% of hotel and other revenue in the six months ended June 30, 2007, an increase of $0.1 million from the six months ended June 30, 2006.

Hotel and other expenses increased by 4.8% from $4.2 million during the six months ended June 30, 2006 to $4.4 million during the six months ended June 30, 2007 due to the lack of operational expenses during the partial closing of operations in 2006 from January 1 through February 2. The profit margin for hotel and other was 66.2% for the six months ended June 30, 2007 compared to 61.4% for the same period in the prior year. Retail sales generated a profit margin of 43.2% for the six months ended June 30, 2007.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations.  General and administrative expense increased $0.7 million to $9.9 million for the six months ended June 30, 2007 compared to $9.1 million for the six months ended June 30, 2006. Again, the lower expenses in the six months ended June 30, 2006 were due to the closing of operations prior to February 3, 2006 due to the remodel.

Depreciation and amortization expense.  Depreciation and amortization expense of $3.5 million for the six months ended June 30, 2007 increased by $0.7 million, or 24.0%, from $2.8 million for the six months ended June 30, 2006, due to the new assets placed in service February 2006 and after.

Pre-opening expenses.  Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, advertising, marketing, and other general administrative expenses.  Pre-opening expenses were $5.3 million for the six months ended June 30, 2006.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.7 million during both the six months ended June 30, 2007 and 2006. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in 2006 of $1.2 million is the result of retiring and replacing certain old slot machines and other equipment and the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.1 million for the six months ended June 30, 2007, compared to $0.4 million for the six months ended June 30, 2006.  The decrease resulted from greater interest income earned during 2006 on the investment of $130.0 million in Notes proceeds.

Interest expense.  Interest expense was $6.6 million for the six months ended June 30, 2007, compared to $6.2 million for the six months ended June 30, 2006, an increase of $0.4 million. This was largely due to the increased use of the line of credit with Wells Fargo and equipment financing entered into in 2006 and 2007.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of June 30, 2007:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase financing agreements (1)	$3,344	$2,047	$1,272	25	$—
Long-term debt (2)	132,837	—	2,837	—	130,000
Operating contracts (3)	8,215	4,682	2,771	728	34
Total	$144,396	$6,729	$6,880	$753	$130,034

(1)          155 entered into various equipment purchase financing agreements for the new Hooters Casino Hotel.

(2)          The long-term debt represents the $130.0 million in Notes due in 2012, and amounts drawn against the Credit Facility during the six months ended June 30, 2007.

(3)          Operating contracts represent various contracts for services in connection with hotel operations.

Liquidity and Capital Resources

For the six months ended June 30, 2007, we used $2.4 million of cash in operating activities, largely due to our net loss of $7.0 million, which was partially offset by $5.0 million of non-cash depreciation and amortization charges and payment-restricted related party royalty fees.

For the six months ended June 30, 2007, $0.7 million of cash was used for capital expenditures.

For the six months ended June 30, 2007, we were provided $1.9 million of cash from financing activities. We borrowed $1.9 million on our new line of credit, offset by $1.0 million in principal payments on debt. During the quarter, we also received $1.0 million deposit of earnest money relating to the pending sale.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009. We currently have outstanding draws of $2.8 million at June 30, 2007.   All outstanding principal and interest under the Credit Facility is due and payable on March 30, 2009.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations expected as of 06/30/07  over the next twelve months through; (1) the use of cash (which totaled $4.9 million at June 30, 2007); (2) our cash flow from operations; and (3) our ability to draw against our $15.0 million Credit Facility, along with other available equipment financing.

On April 30, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”) which was amended on May 7, 2007 and August 8, 2007. Pursuant to the terms of the Agreement, the Buyer has offered to purchase essentially all of our assets for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding debt. The Buyer also agreed to be responsible for the Notes. We received from the Buyer a nonrefundable earnest money deposit of $1.0 million, which will be applied against the purchase price if the transaction closes. The August 8, 2007 amendment to the Agreement provided that the Buyer pay a non-refundable earnest money deposit of $0.5 million before 12:00 noon PST on August 14, 2007. The $0.5 million deposit was received on August 14, 2007.

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

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At June 30, 2007, we had $130,000,000 aggregate principal amount Senior Secured Notes due April 2, 2012, slot equipment purchase agreements of $2.9 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.4 million carrying an imputed interest rate of 12.7%.  The Notes carry a fixed interest rate of 8¾%, provided no events of default remain unresolved.  Since the Notes and equipment purchase loans have fixed interest rates, there is no market risk associated with these loans.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on March 30, 2009.  At June 30, 2007, $2.8 million was outstanding under the variable rate Credit Facility, carrying interest at 8.985%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2007.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

 None

Item 5.  Other Information.

In accordance with Securities and Exchange Commission rules, the following information in this Item 5 is provided in lieu of a Current Report on Form 8-K, Item 1.01, Entry into a Material Definitive Agreement, that would otherwise be due within 4 business days after the August 8, 2007, date noted below.

As previously reported, on April 30, 2007, 155 East Tropicana, LLC (the “Company”) entered into a definitive Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), an affiliate of the investment group led by NTH Advisory Group, LLC.  Also as previously reported, on May 7, 2007, the Company entered into a First Amendment to Asset Purchase Agreement with the Buyer.  On August 8, 2007, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”) with the Buyer.

Under the terms of the Second Amendment, the requirement under the Agreement that the Buyer deposit in escrow the sum of $2.0 million upon the occurrence of certain events related to the restructuring of the Agreement was amended to provide that the Buyer pay non-refundable earnest money deposits of (1) $0.5 million by 12:00 noon PST on August 14, 2007 and (2) $1.5 million by 5:00 p.m. PST on November 15, 2007.  The $0.5 million deposit due August 14, 2007 was received by the Company.  Both deposits will be applied against the purchase price if the transaction closes.  The Second Amendment provides for a closing date on or before December 31, 2007, which the Buyer may extend under certain conditions by paying an extension fee of $0.5 million for each month the Agreement is extended.  Any such extension fees paid are not refundable and will not be credited toward the purchase price.  Notwithstanding the Buyer’s right to extend the closing date, the Company may terminate the Agreement if the closing has not occurred on or before June 30, 2008. Additionally, prior to receipt of the $1.5 million deposit above, the Company may solicit competing offers from parties other than the Buyer, but may not enter into an agreement relating to such offers.

The closing under the Agreement remains subject to the completion of certain conditions described in the Agreement. There can be no assurance that (i) the conditions to closing under the Agreement will ever be satisfied, or (ii) any transaction contemplated under the Agreement will be consummated, or (iii) if a transaction is consummated, it will be on the same or similar terms as currently provided under the Agreement.

The foregoing summary of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Second Amendment which is included in Exhibit 10.1 and incorporated herein by reference.

Item 6.  Exhibits.

Exhibits:

10.1	Second Amendment to Asset Purchase Agreement signed August 8, 2007.

10.2	First Amendment to Asset Purchase Agreement signed May 1, 2007 is incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 9, 2007, Exhibit 10.1.

10.3

Asset Purchase Agreement by and between Hedwigs Las Vegas Top Tier, LLC, and 155 East Tropicana, LLC is incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 4, 2007, Exhibit 10.1.

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	August 14, 2007
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	August 14, 2007
Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)