Form 10-Q
period 2007-09-30
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2007-11-14
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,775,933	$6,164,192
Accounts receivable, net of allowance for doubtful accounts of $80,025 and $99,921 in 2007 and 2006, respectively	2,223,090	1,609,756
Inventories	877,691	846,651
Prepaid expenses	1,693,719	1,569,980
Total current assets	10,570,433	10,190,579
Property and equipment, net	118,585,903	122,135,784
Other long-term assets:
Deferred financing costs	5,320,028	6,366,625
Intangible assets	6,518,186	6,557,119
Other assets	343,273	343,273
Total other long-term assets	12,181,487	13,267,017
Total assets	$141,337,823	$145,593,380

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,782,864	$2,969,064
Accrued interest payable	5,687,500	2,843,750
Accrued liabilities	1,612,703	2,266,740
Deposit	1,500,000	—
Current portion of long-term debt	2,069,897	1,859,319
Total current liabilities	14,652,964	9,938,873
Long-term debt	133,687,954	133,081,099
Related party royalties payable	2,517,452	1,461,881
Total liabilities	150,858,370	144,481,853

Commitments and contingencies

Members’ (deficit) equity :
Membership interests	34,333,375	34,333,375
Accumulated deficit	(43,853,922)	(33,221,848)
	(9,520,547)	1,111,527
Total liabilities and members’ (deficit) equity	$141,337,823	$145,593,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Operating revenues:
Casino	$5,654,460	6,405,573	$17,957,723	19,610,659
Food, beverage and entertainment	6,014,952	6,325,313	18,295,165	17,906,291
Hotel and other	5,857,564	5,716,407	18,890,868	16,591,885
	17,526,976	18,447,293	55,143,756	54,108,835
Less promotional allowances	(1,569,591)	(1,441,165)	(4,662,165)	(4,172,527)
Net operating revenues	15,957,385	17,006,128	50,481,591	49,936,308

Operating expenses:
Casino	3,436,836	3,273,999	10,603,157	9,719,935
Food, beverage and entertainment	4,668,613	4,814,995	13,986,611	14,420,906
Hotel and other	2,274,361	2,326,674	6,673,196	6,523,292
General and administrative	4,453,311	4,935,211	14,305,142	14,051,953
Depreciation and amortization	1,142,595	1,840,144	4,680,165	4,661,695
Pre-opening expenses	—	—	—	5,292,834
Related party royalties expenses	337,601	343,642	1,055,570	1,084,118
Loss on disposal of assets		—		1,199,470
Total operating expenses	16,313,317	17,534,665	51,303,841	56,954,203
Operating loss	(355,932)	(528,537)	(822,250)	(7,017,895)

Other income (expense):
Interest income	25,648	38,251	78,089	440,099
Interest expense, net of capitalized interest of $202,873 for the nine months ended September 30, 2006	(3,306,898)	(3,246,518)	(9,887,913)	(9,490,319)
Other income (expense), net	(3,281,250)	(3,208,267)	(9,809,824)	(9,050,220)
Net loss	$(3,637,182)	$(3,736,804)	$(10,632,074)	$(16,068,115)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Cash Flow From Operating Activities
Net loss	$(10,632,074)	$(16,068,115)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,680,165	4,661,695
Amortization of deferred financing costs	1,046,597	972,523
Amortization of intangible asset	38,933	38,932
Loss on disposal of assets	—	1,199,470
Changes in operating assets and liabilities:	—
Accounts receivable	(613,334)	(513,844)
Inventories	(31,040)	(683,321)
Prepaid expenses	(123,739)	(1,162,692)
Accounts payable	813,800	(169,678)
Related party royalties payable	1,055,571	1,086,838
Accrued interest payable	2,843,750	2,829,739
Accrued liabilities	(654,037)	278,494
Net cash used in operating activities	(1,575,408)	(7,529,959)

Cash Flow From Investing Activities
Capital expenditures	(1,130,284)	(19,283,351)
Decrease in construction payable	—	(6,034,450)
Change in restricted cash	—	29,345,513
Change in other assets	—	564,746
Net cash (used in) provided by investing activities	(1,130,284)	4,592,458

Cash Flow From Financing Activities
Due from (to) Hotel San Remo	—	30,508
Payment of debt financing costs	—	(240,557)
Proceeds from issuance of long-term debt	2,317,133	—
Draw-down on revolving line of credit	—	681,572
Principal payments on debt	(1,499,700)	(1,543,139)
Deposit	1,500,000	—
Net cash provided by (used in) financing activities	2,317,433	(1,071,616)

Decrease in cash and cash equivalents	(388,259)	(4,009,117)
Cash and cash equivalents, beginning of period	6,164,192	14,191,385
Cash and cash equivalents, end of period	$5,775,933	$10,182,268

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$5,997,565	$6,660,580

Assets acquired through equipment loans	$312,619	$6,218,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2007

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand. Pursuant to these license rights, the owners of Florida Hooters LLC operate Hooters restaurants, publish Hooters calendars, and operate a Hooters food business. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by the president of the Company. Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004.

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture.

On February 3, 2006, the newly renovated and re-branded Hooters Casino Hotel was opened for business. The Hooters Casino Hotel currently features a casino floor with 656 slot and video poker machines, 31 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s Fine Food, a coffee shop restaurant, a sports bar, and several bars. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments – which include normal recurring adjustments – necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of its operations for the three month and nine month periods ended September 30, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2. Reclassifications

Certain reclassifications, having no effect on net loss, have been made to the previously issued unaudited condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

3.     Recently Issues Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied. Management is currently evaluating the impact that the adoption of SFAS 159 will have on the Company’s financial position, results of operations and cash flows.

4. Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	2,917,123	912,610
Equipment purchase financing agreements (3)	2,840,726	4,027,808
Total debt	135,757,849	134,940,418
Less: Current portion of debt	(2,069,897)	(1,859,319)
Total long-term debt	$133,687,952	$133,081,099

(1)   $130.0 million aggregate principal amount of 8.75% Senior Secured Notes (the “Notes”) issued on March 29, 2005 and due in 2012.

(2)   Outstanding draws against the senior secured credit facility (the “Credit Facility”) as of September 30, 2007 and December 31, 2006, due on March 30, 2009. At the Company’s option, the interest rate is the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum. As of September 30, 2007, the Credit Facility carried an interest rate of 8.86% per annum.

(3)   During the nine months ended September 30, 2007, the Company entered into a $0.3 million loan agreement to purchase approximately $0.4 million in hotel equipment. The loan, which is collateralized by the equipment purchased, has a term of 18 months with an imputed interest rate of 12.7%.

5. Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties. A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and 13 Martini Bar is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc. The total fees accrued at September 30, 2007 for Hooters Gaming Corporation, Lags Venture, Inc., and Las Vegas Wings, Inc. were $1.3 million, $0.4 million, and $0.8 million, respectively. The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006. The payment of these royalty fees is restricted under the indenture governing the Notes.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests. Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel. Provident continues to be involved as the Company’s advertising firm. In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops. The amounts paid to Provident during the nine months ended September 30, 2007 and 2006 totaled $1.4 million and $2.5 million, respectively.

6. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business. Management believes, however, that there are no proceedings pending or threatened against the Company, which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into contracts totaling $6.1 million at September 30, 2007, for services in connection with casino/hotel operations.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses. The total fees paid to Hooters of America were $0.9 million for both the nine months ended September 30, 2007 and the nine months ended September 2006. These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account, which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance. Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return. Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year. As of September 30, 2007, $1.6 million relating to the preferred account has accumulated, but has not been paid. As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at September 30, 2007 and December 31, 2006.

7.  Asset Purchase Agreement

On April 30, 2007, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), and on May 3, 2007, the Company entered into a definitive Casino Operations Lease (the “Lease”) with the Buyer. On May 7, 2007, the Company entered into a First Amendment to Asset Purchase Agreement with the Buyer. Additionally, on August 8, 2007, the Company entered into a Second Amendment to Asset Purchase Agreement with the Buyer.

Under the terms of the Agreement, as amended, the Buyer has offered to purchase essentially all of the assets of the Company for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Buyer will also be responsible for the Company’s $130.0 million in principal amount of 8.75% Senior Secured Notes due 2012. In connection with the Agreement, as amended, the Company has received two nonrefundable deposit payments from the Buyer, including (1) a $1.0 million payment on May 7, 2007 and (2) a $0.5 million payment on August 14, 2007. A final deposit payment of $1.5 million, due by 5:00 p.m. on November 15, 2007, has not yet been received.

All deposits will be applied against the purchase price if the transaction closes. The Agreement, as amended, provides for a closing date on or before December 31, 2007, which the Buyer may extend under certain conditions by paying $0.5 million for each month the Agreement is extended. Any such extension fees paid are not refundable and will not be credited toward the purchase price. Notwithstanding the Buyer’s right to extend the closing date, the Company may terminate the Agreement if the closing has not occurred on or before June 30, 2008. Additionally, prior to receipt of the $1.5 million deposit due on November 15, 2007, the Company may solicit competing offers from parties other than the Buyer, but may not enter into an agreement relating to such offers.

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois, and downtown Manhattan in New York. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 38 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President owns the balance. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, 13 Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001. As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants. Pursuant to the Hooters license assignment; we are required to pay Hooters of America a royalty fee, which totaled approximately $0.9 million for both the nine months ended September 30, 2007 and the nine months ended September 30, 2006. Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

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

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for facilitating the offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering. At September 30, 2007, $2.9 million was outstanding on the Credit Facility. On October 1, 2007, an additional $3.2 million was drawn against the credit line.

Results of Operations

We generate hotel, casino, food, beverage, entertainment, and retail revenues at the hotel casino property. During the quarter ended September 30, 2007, approximately 32.3% of the gross revenue was derived from the casino, 34.3% from food, beverage, entertainment, and 33.4% from hotel and other.

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

Food, beverage and entertainment revenues are derived from food and beverage sales in the food, bar and entertainment outlets of the hotel casino, including restaurants, room service, bars, entertainment showroom and banquets. Food, beverage, and entertainment revenue is recognized at the time food and/or beverage is provided to the guest. “Covers” are the number of patrons served in a food outlet. “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarter and nine months ended September 30, 2007 and 2006 (in thousands, except for percentages):

	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	% Change 2007-2006	Nine Months Ended Septeme 30, 2007	Nine Months Ended September 30, 2006	% Change 2007-2006
	(in thousands)			(in thousands)
Casino revenues	$5,654	$6,406	-11.7%	$17,958	$19,611	-8.4%
Casino expenses	3,437	3,274	5.0%	10,603	9,720	9.1%
Profit margin	39.2%	48.9%		41.0%	50.4%

Food, beverage and entertainment revenues	$6,015	$6,325	-4.9%	$18,295	$17,906	2.2%
Food, beverage and entertainment expenses	4,669	4,815	-3.0%	13,987	14,421	-3.0%
Profit margin	22.4%	23.9%		23.5%	19.5%

Hotel and other revenues	$5,858	$5,716	2.5%	$18,891	$16,592	13.9%
Hotel and other expenses	2,274	2,327	-2.3%	6,673	6,523	2.3%
Profit margin	61.2%	59.3%		64.7%	60.7%

Promotional allowances	$1,570	$1,441	9.0%	$4,662	$4,173	11.7%
Percent of gross revenues	9.0%	7.8%		8.5%	7.7%

General and administrative expenses	$4,453	$4,935	-9.8%	$14,305	$14,052	1.8%
Percent of net revenues	27.9%	29.0%		28.3%	28.1%

Preopening expenses	$—	$—		$—	$5,293	-100.0%
Percent of net revenues	—	—		$—	10.6%

Comparison of Quarter Ended September 30, 2007 with the Quarter Ended September 30, 2006

Net operating revenues for the quarter ended September 30, 2007 were $16.0 million, a decrease of $1.0 million or 6.2%, from $17.0 million generated during the same period in the previous year.

Casino. Casino revenues decreased by $0.7 million or 11.7% to $5.7 million for the quarter ended September 30, 2007, compared to $6.4 million for the quarter ended September 30, 2006. This decline in casino revenue is the result of a general decline in the property’s visitor traffic. Table games revenue was $2.3 million for the quarter ended September 30, 2007 a decrease of $0.3 million or 12.9% compared to table game revenue of $2.6 million from the prior year’s quarter. During the quarter ended September 2007, we had a reduction of table game volume by $3.0 million or 18.6%, which was partially offset by a higher hold percentage. The hold percentage for table game win was 17.3% in 2007 compared to 16.2% for the quarter ended September 30, 2006.

The table games generated an average win per table of $803 per day for the quarter ended September 30, 2007 as compared to $866 per day for the quarter ended September 30, 2006. Slot revenue (net of participation fees) was $3.1 million for the quarter ended September 30, 2007, which was a decrease of $0.5 million or 13.5% compared to $3.6 million in the same period in 2006. The average win per machine per day (before deducting participation fees) was $59 for the quarter ended September 30, 2007 as compared to $68 for the quarter ended September 30, 2006.

Casino expenses of $3.4 million for the quarter ended September 30, 2007 were up $0.1 million from $3.3 million for the quarter ended September 30, 2006 due to increased casino marketing costs, offset partially by decreased operating expenses on the casino floor. The profit margin for casino operations decreased from 48.9% during the quarter ended September 30, 2006 to 39.2% during the quarter ended September 30, 2007.

Food, beverage, and entertainment. Food, beverage, and entertainment revenue decreased $0.3 million or 4.8% to $6.0 million for the quarters ended September 30, 2007 compared to $6.3 million for the quarter ended September 30, 2006. Beverage revenue of $2.1 million (which includes complimentary beverages) decreased by $0.1 million, or 2.6%, from $2.2 million during the quarter ended September 30, 2006. Our showroom, which opened mid April 2007, generated $0.3 million in entertainment ticket revenues for the quarter ended September 30, 2007.

Food revenue decreased from $4.2 million for the quarter ended September 30, 2006 to $3.6 million for the quarter ended September 30, 2007 a decrease of $0.6 million or 13.7%. The decrease was due to revenue decreases in all restaurants except for a $0.2 million increase in Marino’s. Marino’s offered a new dinner special, which generated the additional revenue.

 Food, beverage, and entertainment expenses decreased from $4.8 million during the quarter ended September 30, 2006 to $4.7 million during the quarter ended September 30, 2007, a decrease of $0.1 million. The profit margin for food, beverage, and entertainment operations decreased to 22.4% for the quarter ended September 30, 2007 from 23.9% in the same quarter in 2006 primarily due to the decline in revenues.

Hotel and other. Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) increased $0.2 million to $5.9 million for the quarter ended September 30, 2007 from $5.7 million for the quarter ended September 30, 2006.

Room revenue was $4.3 million for the quarter ended September 30, 2007 compared to $4.0 million in 2006. This increase was a result of an increase in occupancy rates, offset by a decrease in average daily room rates. Average daily room rates decreased slightly from $78 for the quarter ended September 30, 2006 to $77 for the quarter ended September 30, 2007, while occupancy rates increased from 80.7% for the quarter ended September 30, 2006 to 87.9% for the quarter ended September 30, 2007. Occupancy rates increased largely because of successful targeted marketing efforts in southern California and increased sales through the wholesalers, internet providers and our group sales.

Sales from our retail outlets selling Hooters logo merchandise decreased 11.3% from $1.5 million for the quarter ended September 2006 to $1.3 million for the quarter ended September 2007. Other miscellaneous revenue remained constant.

Hotel and other expenses remained constant at $2.3 million during both the quarter ended September 30, 2007 and September 30, 2006. The profit margin for room sales was 65.7% in the third quarter of 2007 compared to 61.2% for that same period in the prior year. Retail sales generated a profit margin of 41.2% for the quarter ended September 30, 2007 compared to 45.3% for the quarter ended September 30, 2006.

General and administrative. General and administrative expense includes costs associated with marketing, information technology, finance, accounting, and property operations. General and administrative expense decreased $0.5 million to $4.4 million for the quarter ended September 30, 2007 compared to $4.9 million for the quarter ended September 30, 2006. This decrease was principally due to significant decreases in advertising and marketing expenses for the quarter ended September 30, 2007 as compared to the same quarter in 2006.

Depreciation and amortization expense. Depreciation and amortization expense of $1.1 million for the quarter ended September 30, 2007 decreased by $0.7 million, or 38.9%, from $1.8 million for the quarter ended September 30, 2006. This decrease in depreciation expense was due to an adjustment of depreciation recorded in prior quarters of 2007.

Related party royalties expense. Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc. These related party royalties expense totaled $0.3 million during the quarters ended September 30, 2007 and 2006. The payment of the related party royalties is restricted under the Notes indenture. The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year. The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income. Interest income was $26,000 for the quarter ended September 30, 2007, compared to $38, 000 for the quarter ended September 30, 2006.

Interest expense. Interest expense was $3.3 million for the quarter ended September 30, 2007, compared to $3.2 million for the quarter ended September 30, 2006, an increase of $0.1 million. The increase in interest expense is largely attributable to $0.1 million in interest expense on the Credit Facility and the equipment purchase agreements we entered into during 2006 and 2007.

Provision for income taxes. 155 is a limited-liability company and is treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Comparison of Nine Months Ended September 30, 2007 with the Nine Months Ended September 30, 2006

During the nine months, ended September 30, 2006, operations were essentially closed from January 1 through February 2, 2006 while substantial remodeling was performed on all public areas of the casino hotel. Minimal revenue of $0.6 million was generated during the remodel period. The property operated as Hooters Casino Hotel from February 3, 2006 through September 30, 2006. Net operating revenues for the nine months ended September 30, 2007 were $50.5 million, an increase of $0.6 million or 1.1%, from $49.9 million of net operating revenues for the nine month ended September 30, 2006.

Casino. Casino revenues decreased by $1.6 million to $18.0 million for the nine months ended September 30, 2007, compared to $19.6 million for the nine months ended September 30, 2006. Table games revenue was $7.5 million in 2007, a decrease of $1.0 million, or 11.5%, compared to the table games revenue of $8.5 million from the prior year’s first nine months. With the exception of $34,000, all table games revenue was generated after the grand opening in 2006. Table game drop decreased to $44.5 million, or by 11.4% for the nine months ended September 30, 2007 compared to $50.2 million for the nine months ended September 30, 2006, while table game hold percentage remained constant at 17.0% for both nine-month periods. The table games generated an average win per table of $882 per day for the first nine months of 2007 compared to $1,069 from opening to September 30, 2006. Slot revenue (after participation fees) was $9.9 million for the nine months ended September 30, 2007, which was a decrease of 8.1% compared to $10.7 million in the same period in 2006. With the exception of $0.1 million, the entire slot revenue for the nine months ended September 30, 2006 was generated after the grand opening. The average win per machine per day was $75 from February 3, 2006 to September 30, 2006 compared to $62 for the nine months ended September 30, 2007.

Casino expenses increased by $0.9 million or 9.1% to $10.6 million for the nine months ended September 30, 2007 compared to $9.7 million for the nine months ended September 30, 2006 due to increases in payroll and expenses relating to the slot rewards club when comparing a full nine months of operations in 2007 to a short period of February 3, 2006 through September 30, 2006. The profit margin for casino operations decreased from 50.4% during the nine months ended September 30, 2006 to 41.0% during the nine months ended September 30, 2007.

Food, beverage, and entertainment. Food, beverage, and entertainment revenue was $18.3 million for the nine months ended September 30, 2007 as compared to $17.9 million for September 30, 2006, an increase of 2.2%. The food revenues increased $0.5 million or 4.8% to $10.8 million for the nine months ending September 30, 2007 compared to $10.3 million for nine months ending September 30, 2006. Beverage revenue (which includes complimentary beverages) decreased by $0.7 million or 9.5% to $6.9 million for the nine months ended September 30, 2007 from $7.6 million during the nine months ended September 30, 2006. The decline was largely due to the closing of the Martini Bar. Entertainment ticket revenue was a $0.6 million for the nine months ended which was the result of adding a showroom venue in place of the Martini Bar in April 2007. There was no entertainment revenue in 2006.

Food, beverage, and entertainment expenses decreased from $14.4 million during the nine months ended September 30, 2006 to $14.0 million during the nine months ended September 30, 2007, a decrease of $0.4 million, or 3.0%. The profit margin for food, beverage, and entertainment operations increased from 19.5% during the nine months ended September 30, 2006 to 23.5% during the nine months ended September 30, 2007 due to operational efficiencies in payroll and cost of sales.

Hotel and other. Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) increased by $2.3 million, or 13.9%, to $18.9 million for the nine months ended September 30, 2007 from $16.6 million for the nine months ended September 30, 2006. Room revenue increased $2.5 million or 21.0% to $14.2 million for the nine months ended September 30, 2007 compared to $11.8 million in 2006. This increase was the result of hotel occupancy of 91.3% in 2007 compared to 76.7% in 2006, partially offset by a decrease in average daily room rate. Occupancy rates increased largely because of successful targeted marketing efforts in southern California and increased sales through the wholesalers, internet providers and our group sales.

Hotel revenue in 2006 was negatively impacted when the Company stopped renting rooms from January 2, 2006 to February 2, 2006 to accommodate the remodeling activities for the grand opening. For the months of February through September 2006, room revenue was $11.4 million with an occupancy rate of 78.2% and average daily room rate of $92. The average daily room rate decreased to $82 for the nine months ended September 30, 2007.

Sales from the retail outlets was $4.1 million for the nine months ended September 30, 2007, a decrease of $0.1 million from the nine months ended September 30, 2006.

Hotel and other expenses increased by 2.3% from $6.5 million during the nine months ended September 30, 2006 to $6.7 million during the nine months ended September 30, 2007 due to the lack of operational expenses during the partial closing of operations in 2006 from January 1 through February 2. The profit margin for hotel and other was 64.7% for the nine months ended September 30, 2007 compared to 60.7% for the same period in the prior year. Retail sales generated a profit margin of 42.1% for the nine months ended September 30, 2007 compared to 34.3% for the nine months ended September 30, 2006.

General and administrative. General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations. General and administrative expense increased $0.2 million to $14.3 million for the nine months ended September 30, 2007 compared to $14.1 million for the nine months ended September 30, 2006. Again, the lower expenses in the nine months ended September 30, 2006 was due to the closing of operations prior to February 3, 2006 due to the remodel.

Depreciation and amortization expense. Depreciation and amortization expense of $4.7 million for both the nine months ended September 30, 2007 and September 30, 2006.

Pre-opening expenses. Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, advertising, marketing, and other general administrative expenses. Pre-opening expenses were $5.3 million for the nine months ended September 30, 2006.

Related party royalties expense. Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc. These related party royalties expense totaled $1.1 million during both the nine months ended September 30, 2007 and 2006. The payment of the related party royalties is restricted under the Notes indenture. The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year. The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets. The loss on disposal of assets in 2006 of $1.2 million is the result of retiring and replacing certain old slot machines and other equipment and the carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income. Interest income was $0.1 million for the nine months ended September 30, 2007, compared to $0.4 million for the nine months ended September 30, 2006. The decrease resulted from greater interest income earned during 2006 on the investment of $130.0 million in Notes proceeds.

Interest expense. Interest expense was $9.9 million for the nine months ended September 30, 2007, compared to $9.5 million for the nine months ended September 30, 2006, an increase of $0.4 million. This was largely due to the increased use of the Credit Facility and equipment financing entered into in 2006 and 2007.

Provision for income taxes. 155 is a limited-liability company and is treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of September 30, 2007:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase financing agreements (1)	$2,840	$2,070	$756	14	$—
Long-term debt (2)	132,918	—	2,918	—	130,000
Operating contracts (3)	6,149	2,909	2,463	743	34
Total	$141,907	$4,979	$6,137	$757	$130,034

(1)   155 entered into various equipment purchase financing agreements for the new Hooters Casino Hotel.

(2)   The long-term debt represents the $130.0 million in Notes due in 2012, and amounts drawn against the Credit Facility during the nine months ended September 30, 2007.

(3)   Operating contracts represent various contracts for services in connection with casino/hotel operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, we used $1.6 million of cash in operating activities, largely due to our net loss of $10.6 million, which was partially offset by $6.8 million of non-cash depreciation and amortization charges and payment-restricted related party royalty fees and an increase of $2.8 million in interest payable.

For the nine months ended September 30, 2007, $1.1 million of cash was used for capital expenditures.

For the nine months ended September 30, 2007, $2.3 million of cash was provided from financing activities. We borrowed $2.3 million against the Credit Facility and new equipment financing, which was offset by $1.5 million in principal payments on debt. During the nine months, we also received $1.5 million deposit of earnest money relating to the pending sale.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a four-year revolving Credit Facility of $15.0 million, maturing on March 30, 2009. We had outstanding draws of $2.9 million at September 30, 2007 and an additional draw of $3.2 million was made on October 1, 2007. All outstanding principal and interest under the Credit Facility is due and payable on March 30, 2009.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations expected as of September 30, 2007 over the next twelve months through; (1) the use of cash (which totaled $5.8 million at September 30, 2007); (2) our cash generated from operations prior to debt service; and (3) our ability to draw against our Credit Facility (with an unused balance of $8.9 million as of October 1, 2007), along with other available equipment financing.

On April 30, 2007, we entered into an Asset Purchase Agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”) which was amended on May 7, 2007 and August 8, 2007. Pursuant to the terms of the Agreement, the Buyer has offered to purchase essentially all of our assets for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding debt. The Buyer also agreed to be responsible for the Notes. We received from the Buyer nonrefundable earnest money deposits of $1.5 million, which will be applied against the purchase price if the transaction closes. A final deposit payment of $1.5 million, due by 5:00 p.m. on November 15, 2007, has not yet been received. There can be no assurance that the conditions to closing under the Agreement will ever be satisfied, or any transaction contemplated under the Agreement will be consummated, or if a transaction is consummated, it will be on the same or similar terms as currently provided under the Agreement.

Critical Accounting Policies and Estimates

A description of critical accounting policies and estimates is included in the management discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 2, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices, and foreign currency exchange rates. We do not believe that our respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. At September 30, 2007, we had $130,000,000 aggregate principal amount of Notes, slot equipment purchase agreements of $2.5 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.3 million carrying an imputed interest rate of 12.7%. The Notes carry a fixed interest rate of 8¾%, provided no events of default remain unresolved. Since the Notes and equipment purchase loans have fixed interest rates, there is no market risk associated with these loans. We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate. The term of the Credit Facility will mature on March 30, 2009. At September 30, 2007, $2.9 million was outstanding under the variable rate Credit Facility, carrying interest at 8.86%.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended September 30, 2007. This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10K for the year ended December 31, 2006. There were no material changes to those risk factors during the nine months ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

 None

Item 5. Other Information.

None

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	November 14, 2007

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	November 14, 2007

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)