Form 10-K
period 2007-12-31
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2008-03-31
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-124924

155 East Tropicana, LLC
155 East Tropicana Finance Corp.

(Exact name of registrant as specified in its charter)

Nevada Nevada	20-2546581 20-1363044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 East Tropicana Avenue, Las Vegas,	NV 89109
(Address and telephone number of principal executive offices)	(Zip Code)

(702) 597-6076

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.

Securities registered pursuant to Section 12(g) of the Act:

None.

(Title of each class)

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

i

PART I

ITEM 1.                             BUSINESS.

Unless the context indicates otherwise, all references to the “Company”, “155”, “we”, “our”, “ours” and “us” refer to 155 East Tropicana, LLC.

Forward-looking Statements

Certain information included herein contains statements that may be considered forward-looking, such as statements relating to projections of future results of operations or financial condition, expectations for our casino, and expectations of the continued availability of capital resources. Any forward-looking statement made by us necessarily is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change.  Actual results of our operations may vary materially from any forward-looking statement made by us or on our behalf.  Forward-looking statements should not be regarded as representation by us or any other person that the forward-looking statements will be achieved.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.  Some of the contingencies and uncertainties to which any forward-looking statement contained herein are subject to include, but are not limited to, those set forth below in the heading “ITEM 1A. Risk Factors.”

Corporate Organization

We were formed in June 2004 to acquire the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”), a casino hotel located in Las Vegas, Nevada from Eastern & Western Hotel Corporation (“Eastern & Western”).  The Hôtel San Rémo was renovated and re-branded and is now known as Hooters Casino Hotel.  Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Chicago and Manhattan areas as well as for wholesale foods, calendars and Nevada hotel/gaming, and includes most of the original founders of the Hooters brand.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in south Florida.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 40 Hooters restaurants, publish Hooters calendars, and operate a Hooters food business.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

EW Common LLC was formed to hold Eastern & Western’s membership interest in us.  Eastern & Western owns 90% of EW Common LLC while our President, Michael Hessling, owns the balance.  Eastern & Western is beneficially owned by Sukeaki and Toyoroku Izumi.  Eastern & Western and its affiliates owned the Hôtel San Rémo from November 1988 until our acquisition of the hotel casino in August 2004.

Our affiliates have granted us assignments of certain licenses pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, solely for the purposes of allowing us to operate a Hooters Casino Hotel located at our property.  Pursuant to the Hooters license assignment, we are required to pay the owner of the Hooters trademark, HI Limited

Partnership, a royalty fee.  For more information, see “Item 1. Business—Intellectual Property” and “Item 13. Certain Relationships and Related Transactions.”  Hooters of America, Inc. is the general partner of HI Limited Partnership and we refer to HI Limited Partnership and Hooters of America, Inc. collectively as “Hooters of America.”  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  We are not affiliated with Hooters of America.

Before we received our necessary gaming licenses and prior to November 1, 2005, the Hôtel San Rémo was operated by Eastern & Western pursuant to two separate leases with us.  These leases were terminated when we received our gaming license.  The following chart illustrates our corporate structure:

(1)          155 East Tropicana Finance Corp., which has no assets or operations, was formed for the sole purpose of facilitating the issuance of our 8 ¾ % Senior Secured Notes due 2012.

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

Under the terms of the Agreement, as amended, the Buyer has offered to purchase essentially all of the assets of the Company for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Buyer will also be responsible for the Company’s $130.0 million in principal amount of 8.75% Senior Secured Notes due 2012. In connection with the Agreement, as amended, the Company has received three nonrefundable deposit payments from the Buyer, including (1) a $1.0 million payment on May 7, 2007, (2) a $0.5 million payment on August 14, 2007 and (3) a $1.5 million deposit payment on November 26, 2007. All deposits will be applied against the purchase price if the transaction closes. The Agreement, as amended, provides for a closing date on or before December 31, 2007, which the Buyer may extend under certain conditions by paying a $0.5 million extension fee for each month the Agreement is extended. Four extension fees of $0.5 million each were received by the Company on December 31, 2007, January 31, 2008, February 29, 2008 and March 31, 2008. The extension fees paid are not refundable and will not be credited toward the purchase price. Notwithstanding the Buyer’s right to extend the closing date, the Company may terminate the Agreement if the closing has not occurred on or before June 30, 2008.

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

Hooters Casino Hotel

We purchased the former Hôtel San Rémo in August 2004 and commenced renovations in March 2005.  On February 3, 2006 the newly renovated and rebranded Hooters Casino Hotel opened to the public .  Our property is located one-half block east of the intersection of Tropicana Avenue and Las Vegas Boulevard, a major intersection on the Las Vegas strip (“The Strip”) that is within walking distance to approximately 25,000 hotel rooms.

Prior to the renovation, Hôtel San Rémo featured 711 hotel rooms, including 17 suites, and an approximately 24,000 square-foot casino with 532 slot and video poker machines, 16 table games, and a sports book. The Hôtel San Rémo remained open during our renovation, although only on a limited basis from late October 2005 until we opened the property as the Hooters Casino Hotel on February 3, 2006.

The Hooters Casino Hotel features the famous Hooters décor, and the Hooters brand is a prominent component of the facility. Our renovations have refreshed and upgraded the property, and provided several new restaurant offerings.  The Hooters Casino Hotel features:

•             an approximately 29,000 square foot “Hooters” themed casino floor with approximately 679 state-of-the-art slot and video poker machines and 33 table games;

•             696 newly renovated hotel rooms, including 17 suites;

•             a tropical pool area featuring beach sand, palm trees, lagoon style waterfall, and Nippers Pool Bar;

•             distinctive dining and entertainment options, including:

•             a world famous Hooters restaurant;

•             Dan Marino’s, a restaurant featuring American cuisine which has offered 24 hour dining since October 24, 2007;

•             Night Owl Club featuring nightly entertainment;

•             The Bait Shoppe, a retail store conveniently located at poolside selling Hooters and Pete & Shorty’s branded merchandise;

•             Porch Dogs, a Caribbean themed casual indoor-outdoor club offering music and cocktails;

•             Pete & Shorty’s Tavern, a casual and comfortable restaurant bar featuring a sports book and a poker room;

•             The Lobby Bar, a 24-hour bar located at the entrance to the casino, featuring service by the world famous Hooters girls.

•             Splurge, a retail store selling Hooters branded merchandise.

•             SASS, a day spa, salon and workout facility.

The Renovation

The renovation of the Hooters Casino Hotel commenced in March 2005, and the Hooters Casino Hotel opened to the public on February 3, 2006.  Our strategy is to build on Hooters’ reputation as a casual, relaxed, fun, and welcoming environment.  We believe that Hooters’ strong brand name recognition and our favorable location will generate visitor traffic.  The key elements of our renovation of the property are:

Main Entrance.  We renovated the main entrance to adopt the Hooters décor of natural wood, tin, and orange.  The Hooters brand is a prominent component of the main entrance and we replaced the existing doors with new 12-foot high clear glass doors to make the casino area clearly visible from the outside and the immediate entrance area.  We also made improvements to the traffic flow around the entrance areas that we expect will improve pedestrian traffic into the casino.  In addition, we added significant new signage to the property, including a large marquee in front of the property.  We anticipate that these improvements will result in more walk-in visitors to the casino and our other attractions and amenities.

Casino.  We expanded and renovated our casino from approximately 24,000 square feet to approximately 29,000 square feet and designed the casino to be more inviting and to better use the available space, allowing us to add new gaming equipment.  We now feature 679 state-of-the-art slot and video poker machines, 30 table games, sports book, and a poker room.  To make the casino more inviting, we raised the elevation of the ceiling in some areas for a more open feeling, updated the ceiling with décor of natural wood, tin, and orange, re-carpeted the gaming area with new Hooters-themed carpet and installed wood floor in the surrounding area.  In addition, adjacent to the entrance, we added a Hooters bar, serving beer and cocktails to casino guests, and a retail store, selling Hooters branded merchandise.

Dining and Entertainment Options.  We offer distinctive dining and entertainment options, including the 200-seat Hooters Restaurant, the 287-seat Dan Marino’s Fine Food and Spirits, the 100-seat Pete & Shorty’s Tavern, the 200-seat Porch Dogs, and a 350 person occupancy Nippers Pool Bar. The “13” Martini Bar and Dam Restaurant were both closed in 2007 and the Night Owl Showroom opened. To house our new Dan Marino’s restaurant, we built a new building adjacent to the main entrance.  The restaurant is visible from both outside and inside the property.  In addition, Dan Marino’s restaurant features a bar that serves customers from both the casino floor and the restaurant.

Hotel.  We significantly remodeled our hotel rooms.  The 696 newly renovated rooms feature a Caribbean/Florida theme and new furniture, carpets, painted textured walls, lighting, art-work and bedspreads.  We also renovated the bathrooms with new paint, fixtures, and upgraded amenities.  The common hotel areas were updated with new carpet, paint, doors and signage.

Pool Area.  We expanded and upgraded the existing pool area to include tropical heated pools with beach sand, palm trees, three in-ground Jacuzzis, lagoon style waterfalls and Nippers Pool Bar.

We spent approximately $53.0 million in cash expenditures for renovations and operating equipment and $10.1 million in pre-opening expenditures in 2005 and 2006.  During the renovation, we continued to keep the existing Hôtel San Rémo operations open, although only on a limited basis from late October 2005 until the grand opening of the Hooters Casino Hotel on February 3, 2006.

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

Las Vegas, Nevada.  The hotel casino industry in Las Vegas is highly competitive.  The Hooters Casino Hotel competes on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size.  The Hooters Casino Hotel competes with numerous resorts and hotel casinos on The Strip and in downtown Las Vegas, as well as a large number of hotels and motels in and near Las Vegas.  Many competing properties have themes and attractions which draw a significant number of visitors and compete with our property for hotel and gaming customers.  Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do. Additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years.  We seek to differentiate the Hooters Casino Hotel from other major Las Vegas hotel casino resorts by concentrating on the design, atmosphere, personal service and amenities that we provide and the added value of the Hooters brand.

California Gaming Market.  Voters in California approved an amendment to the California constitution in 2000 that gave Native American tribes in California the right to offer a limited number of slots machines and a range of house-banked card games.  A number of Native American tribes have already signed, and others have begun signing, gaming compacts with the State of California.  As of March 2007, 66 compacts have been approved by the federal government and casino-style gaming is legal in California on those tribal lands.  According to the National Indian Gaming Commission, as of January 2007, there are approximately 56 operating tribal casinos in California.  In addition, several Native American tribes in California have reached agreements with the State of California that allow for an increased number of gaming machines within the facilities operated by such tribes in exchange for a revenue-based payment to the state.  The competitive impact on our gaming establishments from the continued growth of gaming in California cannot be definitively determined but, depending on the nature, extent and location of the growth, the impact could be material.

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

Hooters Trademark.  The Hooters trademark and logo insignia are the exclusive property of Hooters of America.  We have an exclusive license to use the Hooters brand in connection with gaming, casino or combined hotel, gaming and casino operations solely at the Hooters Casino Hotel property.  Florida Hooters, LLC originally obtained the license through an assignment from Hooters Gaming Corporation, an affiliated entity under common ownership with Hooters Gaming LLC.  The underlying license agreement was executed between Hooters of America and Hooters Gaming Corporation, and granted to Hooters Gaming Corporation an exclusive license to use the licensed intellectual property in connection with gaming, casino or combined hotel, gaming and casino operations within the State of Nevada. Hooters Gaming Corporation retained any and all rights and obligations in the licensed intellectual property pursuant to the license agreement for all locations within Nevada other than the Hooters Casino Hotel.  Under an Affirmation and Acknowledgement agreement between Hooters Gaming Corporation and 155 East Tropicana, LLC, Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel on The Strip, until such time as none of the Notes is outstanding.  Additionally, under the agreement, Hooters Gaming Corporation agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel in Clark County, Nevada for a period of four years from the issuance of the Notes or such earlier time as none of the Notes is outstanding.

Combined hotel, gaming and casino operations contemplated under the license agreement include, but are not limited to, the right to provide the following within the facility: (i) room service; (ii) restaurant operations, subject to the consent of Las Vegas Wings, Inc., as the franchisee of the rights to operate Hooters restaurants in Nevada (which consent has been obtained); (iii) retail sales facilities in which third parties are permitted to conduct retail sales of all kinds; and (iv) entertainment facilities, subject to certain quality standards.  In connection with such operations, we have the right to (i) sell approved merchandise bearing some or all of the licensed intellectual property, (ii) use the licensed intellectual property and Hooters Girls to promote, market, and advertise such facilities worldwide, and (iii) include Hooters Girls as part of any facility staff.

We are required to pay Hooters of America an annual fee equal to $500.  In addition, we pay to Hooters of America a royalty in an amount equal to two percent (2%) of all net revenues generated in connection with licensed activities (which includes net revenues generated in connection with hotel, casino, and restaurant operations).  We are also required by the license agreement to maintain certain quality standards for the use of the Hooters brand.

Hooters Restaurant Concept.  Pursuant to a consent from Las Vegas Wings, Inc., we have the right to use the Hooters restaurant concept at the hotel casino.  The consent permits worldwide promotion, marketing and advertising of the hotel casino and its services.

Dan Marino Concept Restaurants.  We have an exclusive license to use certain intellectual property to operate and promote restaurants, taverns, lounges and bars using the marks “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar,” which was closed in 2007 and reopened as Night Owl Showroom. Florida Hooters, LLC was granted the license from Lags Ventures, Inc., an affiliated entity under common ownership with Lags Ventures, LLC.  The initial term of the agreement is 20 years but may be extended for an additional ten years.  See “Item 13. Certain Relationships and Related Transactions.”

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

Employees

As of December 31, 2007, we had 966 employees.  Most of our employees are not covered by a collective bargaining agreement.  On March 9, 2007, all 22 employees in the engineering department voted to be represented by the Operating Engineers Local #501 and Teamsters #995 jointly in collective bargaining negotiations.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (“Nevada Act”), and various local regulations.  In addition, our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and the Clark County Liquor and Gaming Licensing Board (“CCLGLB” together with the Nevada Commission and the Nevada Board, the “Nevada Gaming Authorities”).  We received our license from the Nevada Gaming Authorities as a limited-liability company licensee in October 2005 and are registered with the Nevada Commission as a publicly traded corporation, referred to as a “Registered Corporation”.  In addition, Florida Hooters LLC and EW Common LLC are registered with the Nevada Gaming Authorities as intermediary companies and licensed as the members of 155 East Tropicana, LLC.  Hooters Gaming LLC, Lags Ventures, LLC, and Eastern & Western are registered with the Nevada Gaming Authorities as holding companies and were found suitable as members of Florida Hooters LLC and EW Common LLC, respectively.  Also, Messrs. Lageschulte, DiGiannantonio, Ranieri, Droste, Johnson, Blakely, S. Izumi, T. Izumi and Hessling are individually licensed as our managers.  Neil Kiefer and Deborah Pierce also hold individual licenses as our officers.  Finally, because we pay a percentage of our net profits directly earned from our gaming activities to Hooters Gaming Corporation, it is licensed by the Nevada Gaming Authorities as well.

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

Corporations and other entities that operate casinos in Nevada are required to be licensed by the Nevada Gaming Authorities.  A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable.  As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and to furnish any other information that the Nevada Commission may require.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.  Our owners, officers, managers and certain key employees are required to be licensed by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation.  Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

Under the Nevada Act, under certain circumstances, an institutional investor as defined in the Nevada Act, which intends to acquire not more than 15% of any class of securities of a privately-held corporation, limited partnership or limited-liability company that is also a registered holder or intermediary company of the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such securities only for investment purposes.  An institutional investor shall not be deemed to hold securities only for investment purposes unless the securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding securities only for investment purposes.  Activities that are not deemed to be inconsistent with holding securities only for investment purposes include:

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

We may be required to disclose to the Nevada Board and the Nevada Commission the identities of all holders of our 8 ¾% Senior Secured Notes due 2012 (our “Notes”).  The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, including our Notes, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation.  If the Nevada Commission determines that a person is unsuitable to own a debt security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

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

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on pledged shares), may not occur without the prior approval of the Nevada Commission.  Entities seeking to acquire control or ownership of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation.  The Nevada Commission may also require the stockholders, officers, managers and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either:

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

Risks Related to Our Business

Recent Economic Developments — Recent instability in the financial markets may have an impact on our business.

Recently, the residential real estate market in Las Vegas and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.

Domestic and International Events — Our business may be adversely impacted by domestic and international events.

The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented events that created economic and business uncertainties, especially for the travel and tourism industry.  The potential for future terrorist attacks, the national and international responses, and other acts of war or hostility, including the ongoing conflict in Iraq, have created economic and political uncertainties that could materially adversely affect our business, results of operations and financial condition in ways we cannot predict.

Gaming Taxes and Fees — If the State of Nevada or Clark County increases gaming taxes and fees, our results of operations could be adversely affected.

State and local authorities raise a significant amount of revenue through taxes and fees on gaming activities. From time to time, legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  If the State of Nevada or Clark County, Nevada were to increase gaming taxes and fees, our results of operations could be adversely affected.  There are several gaming tax increase proposals currently circulating in Nevada.  These proposals would take the form of voter referendum.  If successfully implemented, such an increase would have a material adverse effect on our financial condition, results of operations or cash flows.

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

We believe we benefit from the name recognition and reputation generated by the Hooters restaurants that are operated worldwide.  We have the right to use the Hooters brand and certain related intellectual property solely for purposes of the Hooters Casino Hotel. Hooters Gaming Corporation, an affiliate under common ownership with Hooters Gaming LLC, is the sole owner of the right to use the Hooters brand in connection with the conduct of gaming and the operation of hotels elsewhere in the state of Nevada. Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel on The Strip until our Notes are no longer outstanding.  Additionally, Hooters Gaming Corporation has agreed not to operate (or license or assign its rights to operate) another Hooters Casino Hotel in Clark County, Nevada for a period of four years from the issuance of our Notes or such earlier time as none of our Notes are outstanding.  However, Hooters Gaming Corporation or its assignee can exploit the Hooters brand and logo in connection with hotel casinos and casinos in other areas of Nevada and elsewhere, including marketing worldwide, and once the Notes are no longer outstanding, on The Strip.  For example, other Hooters Casino Hotels could be opened in areas (other than The Strip) in Las Vegas and Nevada and throughout the world where gaming operations are permitted. We cannot assure that the development of other hotel casinos, casinos or restaurants using the Hooters brand in Nevada or elsewhere will not adversely affect our business, financial condition and results of operations.  Nor can we assure that our business, financial condition and results of operations will not be adversely affected by the management of the Hooters brand or any negative public image or other adverse event that becomes associated with the Hooters brand.

Licensing—We are required to maintain gaming, liquor and other licenses to operate the Hooters Casino Hotel. The gaming industry is highly regulated.

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

We now rely exclusively on cash flow generated by the hotel casino as well as borrowings under our senior secured credit facility (“Credit Facility”) to meet our payment obligations under the Notes and our other indebtedness and to fund our operations.  If we have insufficient funds available under our

Credit Facility and the hotel casino is not generating sufficient cash flow to meet our payment obligations under the Notes for future interest payments and our other indebtedness, we may be unable to make the required interest payments to the Note holders, to meet our payment obligations under our other indebtedness and to fund our operations.  See “Item 1A. Risk Factors—Risks Related to the Notes and Other Company Debt—Ability to Service Debt.”

Risk of a New Venture—We have a limited operating history or history of earnings as the Hooters Casino Hotel.

We were formed to acquire, operate, renovate and re-brand the Hôtel San Rémo.  While the Hôtel San Rémo has a history of operations and a history of earnings, our operating history is limited.  Moreover, in the past, the Hooters brand has not been associated with hotels or casinos.  Consequently, we cannot be certain that the transformation of the Hôtel San Rémo into the Hooters Casino Hotel will ultimately attract the number and type of hotel and casino customers and other visitors we desire to achieve our objective of improving the profitability of the hotel casino.

We are subject to significant business, economic, regulatory and competitive uncertainties frequently encountered by new businesses in competitive environments, many of which are beyond our control.  Because we have a limited operating history, it may be more difficult for us to prepare for and respond to these types of risks, and the other types of risks described herein, as compared with an established business.  Our business prospects should be evaluated in light of the difficulties frequently encountered by companies in the early stages of gaming projects and the risks inherent in the establishment of a new business enterprise.  There can be no assurance that we will be able to successfully operate the hotel casino or manage these risks successfully, that the hotel casino will be profitable or that we will generate sufficient cash flow to meet our payment obligations under the Notes and our other indebtedness, which would in turn negatively affect our business, financial condition and results of operations.

Competition—We are subject to intense local competition as well as competition in the gaming industry that could hinder our ability to operate profitably.

Competition in Las Vegas has increased over the last several years as a result of significant increases in hotel rooms, casino sizes and convention, trade show and meeting facilities.  Our success is dependent upon the success of the hotel casino and its continuing ability to attract visitors and operate profitably.  The hotel casino, located one-half block east of The Strip, competes with high-quality Las Vegas resorts and other Las Vegas hotel casinos, including those located on The Strip and in downtown Las Vegas, on the basis of overall atmosphere, range of amenities, level of service, price, location, entertainment offered, theme and size.  Currently, there are approximately 35 major gaming properties located on or near The Strip, 13 additional major gaming properties in the downtown area and additional gaming properties located in other areas of Las Vegas.  Some of these facilities are operated by companies that have more than one operating facility, and many have greater name recognition and financial and marketing resources than us and market to the same target demographic group as we do.  Furthermore, additional major hotel casinos and significant expansion of existing properties, containing a significant number of hotel rooms and attractions, are expected to open in Las Vegas within the coming years.  There can be no assurance that the Las Vegas market will continue to grow or that hotel casino resorts will continue to be popular.  A decline or leveling off of the growth or popularity of such facilities would adversely affect our business, financial condition and results of operations.  See “Item 1. Business—Competition.”

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

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws and regulations governing the serving of alcoholic beverages.  We also pay substantial taxes and fees in connection with our operations as a gaming company, which taxes and fees are subject to increase or other change at any time.  Any changes to these laws could have a material adverse effect on our business, financial condition and results of operations.

The compliance costs associated with these laws, regulations and licenses are significant.  A change in the laws, regulations and licenses applicable to our business or a violation of any current or future laws or regulations or our gaming licenses could require us to make material expenditures or could otherwise materially adversely affect our business, financial condition or results of operations.  For more detailed information, see “Item 1. Business—Regulation and Licensing.”

Union Efforts to Organize Employees—Our business, financial condition, and results of operations may be harmed by union efforts to organize our employees.

Our employees were not covered by collective bargaining agreements as of December 31, 2006.  However, all 22 employees in our engineering department voted on March 9, 2007 to be represented by Operating Engineers Local #501 and Teamsters #995 jointly in collective bargaining.

Unionization of our employees could result in disruption in our business and could incur significant costs, both of which could have a material adverse effect on our results of operation and financial condition.  We could experience significant increases in our labor costs which could also have a material adverse effect on our business, financial condition, and results of operations.  We may face an increased risk of union activity now that the Hooters Casino Hotel has opened due to a higher profile of the Hooters brand.

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

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges to air and water, the generation, handling, management and disposal of petroleum products, asbestos containing materials and other hazardous substances, and the health and safety of our employees.  Permits may be required for our operations and these permits are subject to renewal, modification and, in certain cases, revocation.  In addition, as a property owner and operator, we may be liable for the costs of investigating and remediating these substances or products on, under or in our property, without regard to whether we knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.  The presence of, or failure to remediate properly, the substances may adversely affect our ability to sell or lease our property or to borrow funds using it as collateral.  Additionally, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from our property.

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

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business and our assets might be subjected.  In connection with insurance renewals subsequent to the terrorist events of September 11, 2001, the insurance coverage for certain types of damages or occurrences have been diminished substantially and is unavailable at commercial rates.  The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe or lawsuit occurred for which we are underinsured.  Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find a replacement for or repair destroyed property and reduce the funds available for payment of our obligations on the Notes and our other indebtedness.

Risks Related to the Notes and Other Company Debt

Substantial Debt—Our substantial level of debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other debt.

We have substantial debt.  As of December 31, 2007, we have total debt of $138.6 million.  In addition to the Notes, we and our subsidiary are permitted under the indenture governing the Notes to incur additional debt, including up to $15.0 million principal amount of debt under our Credit Facility and debt used to purchase furniture, fixtures and equipment (including unlimited gaming furniture, fixtures and equipment financing).  Additionally, if we satisfy debt coverage tests in our debt agreements, we could incur further debt.  If new debt were to be incurred in the future, the related risks could intensify.

Our substantial debt could have important consequences and significant effects on our business. For example, it could:

•             make it more difficult for us to satisfy our obligations under the Notes and our other debt;

•             result in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Notes or our Credit Facility, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;

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

We expect to obtain the funds to pay our expenses and to pay the amounts due under the Notes, our Credit Facility and our other debt primarily from our operations and if necessary, our ability to draw against our Credit Facility. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to pay amounts due under our debt, including the Notes, or to fund other liquidity needs, such as future capital expenditures.  If we do not have sufficient cash flow from operations, we may be required to refinance all or part of our then existing debt, sell assets, reduce or delay capital expenditures or borrow more money.  We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including our Credit Facility and the indenture governing the Notes, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay our debt obligations.

Limitations on Collateral—The collateral securing the Notes does not include any of our gaming assets or certain other excluded assets.

The Notes and any guarantees thereof are secured by a security interest in substantially all of our and any guarantors’ existing and future assets (other than certain excluded assets), a pledge of our equity interests and the equity interests in any guarantors.  As of December 31, 2007, there are no subsidiary guarantors.  The collateral does not include gaming licenses or any gaming equipment or other assets securing furniture, fixtures and equipment financing, and there are no restrictions on the amount of gaming equipment financed in this manner.  The collateral also does not include contracts, agreements, licenses (including gaming and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.  Some of these may be material to us and such exclusion could have a material adverse effect on the value of the collateral.

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

The value of the collateral in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  By its nature, some or all of the collateral may not have a readily ascertainable market value or may not be saleable or, if saleable, there may be substantial delays in its liquidation.  To the extent that liens, security interests and other rights granted to other parties (including the lenders under our Credit Facility) encumber assets owned by us, those parties have or may exercise rights and remedies with respect to the property subject to their liens that could adversely affect the value of that collateral and the ability of the trustee under the indenture governing the Notes or the holders of the Notes to realize or foreclose on that collateral.  Consequently, we cannot give assurance that liquidating the collateral securing the Notes would produce proceeds in an amount sufficient to pay any amounts due under the Notes after also satisfying the obligations to pay any creditors with prior claims on the collateral.

In addition, under the intercreditor agreement between the trustees under the indenture governing the Notes and the lenders under our Credit Facility, the right of the lenders to exercise remedies with respect to the collateral could delay liquidation of the collateral.  The gaming licensing process, along with bankruptcy laws and other laws relating to foreclosure and sale, as discussed below, also could substantially delay or prevent the ability of the trustee or any holder of the Notes to obtain the benefit of any collateral securing the Notes.  Such delays could have a material adverse effect on the value of the collateral.

The indenture governing the Notes also permits us to designate one or more of our restricted subsidiaries as an unrestricted subsidiary.  If we designate a restricted subsidiary as an unrestricted subsidiary, all of the liens on any collateral owned by the unrestricted subsidiary or any of its subsidiaries and any guarantees of the Notes by the unrestricted subsidiary or any of its subsidiaries will be released under the indenture but not necessarily under our Credit Facility.  Designation of an unrestricted subsidiary will reduce the aggregate value of the collateral securing the Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released.  In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a prior claim (ahead of the Notes) on the assets of such unrestricted subsidiary and its subsidiaries.

If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

Lien Subordination of Notes—The lien on the collateral (other than the renovation disbursement and interest reserve accounts) securing the Notes are contractually subordinated pursuant to the intercreditor agreement to the liens securing our Credit Facility.

The security interests securing the Notes and any guarantees of the Notes are contractually subordinated to up to $15.0 million principal amount of debt (plus related interest, fees, indemnities, costs and expenses) that may be incurred under our Credit Facility, pursuant to an intercreditor agreement between the trustee under the indenture governing the Notes and the lenders under our Credit Facility.  In addition, lenders of furniture, fixtures and equipment financing and other purchase money debt have a security interest in the assets securing that debt, although those assets, so long as they secure only such debt, will not secure the Notes.  The indenture permits unlimited gaming furniture, fixtures and equipment financing and up to $2.5 million of other secured purchase money financing.  As a result, upon any distribution to our creditors, whether or not in bankruptcy, liquidation, reorganization or similar proceedings, or following acceleration of our debt or an event of default under such debt, the lenders under our Credit Facility and the lenders of furniture, fixtures and equipment financing and other purchase money debt will be entitled to be repaid in full from the proceeds of the assets (other than the renovation disbursement account) securing such debt before any payment is made to holders of Notes from such proceeds.

Consequently, the liquidation of the collateral securing the Notes may not produce proceeds in an amount sufficient to pay the amounts due on the Notes after also satisfying the obligations to pay our Credit Facility lenders and purchase money lenders, even if the fair market value of the collateral securing the Notes would be sufficient, absent our Credit Facility and purchase money debt, to pay all amounts due on the Notes.  If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent not repaid from the proceeds of the sale of the collateral), would have only an unsecured claim against our remaining assets.

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

In the event of liquidation, proceeds from the sale of collateral will be used to pay the holders of any mechanics’ liens then in existence before holders of the Notes.

Limited Ability of Holders of the Notes to Exercise Remedies—The rights of the trustee and holders of Notes to exercise remedies under the indenture governing the Notes are limited by an intercreditor agreement between the trustee and the lenders under our Credit Facility.

A number of the rights and remedies of the trustee and the holders of the Notes are significantly limited under the intercreditor agreement.  For instance, if the Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which we have debt outstanding under our Credit Facility, the trustee will not have the right to foreclose upon the collateral that also secures the obligations under our Credit Facility (other than the renovation disbursement account) unless and until the lenders under our Credit Facility fail to take steps to exercise remedies with respect to or in connection with such collateral within 90 days following notice to such lenders of the occurrence of an event of default under the indenture governing the Notes.  In addition, the intercreditor agreement prevents the trustee and the holders of the Notes from pursuing remedies with respect to certain of the collateral in an insolvency proceeding.

The rights and remedies of the trustee also are subject to additional practical limitations with respect to certain collateral so long as such collateral also secures our Credit Facility.  The trustee does not and will not have possession (if certificated) of our equity interests in any guarantors or the equity interests of 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. (even though such equity interests will constitute collateral), so long as such equity interests also secure our Credit Facility.  As a result, so long as such equity interests also secure our Credit Facility, the trustee (although it will have a perfected security interest in such equity interests) will not be able to take possession of such equity interests upon the occurrence of an event of default under the indenture governing the Notes.  In addition, the trustee does not have a perfected security interest in certain other portions of the collateral—including deposit accounts—that consist of assets that are not perfected by filing a Uniform Commercial Code financing statement, or that require that the issuers or any guarantor, as applicable, to cause the trustee to obtain “control” (as defined in the Uniform Commercial Code) or possession of such assets (and, after commercially reasonable efforts, the issuers or any such guarantor, as applicable, are unable to cause the trustee to obtain such control or possession).

Limited Ability of Holders of Notes to Realize on Collateral—Gaming laws, bankruptcy laws and other factors may delay or otherwise impede the trustee’s ability to foreclose on the collateral securing the Notes.

In addition to our intercreditor arrangements with lenders under our Credit Facility, the gaming laws of the State of Nevada and the licensing processes, along with other laws relating to foreclosure and sale, could substantially delay or prevent the ability of the trustee or any holder of the Notes to obtain the benefit of any collateral securing the Notes.  For example, if the trustee sought to operate, or retain an operator for, any of our gaming properties, the trustee would be required to obtain Nevada gaming licenses.  Potential purchasers of our gaming properties or the gaming equipment would also be required to obtain a Nevada gaming license.  This could limit the number of potential purchasers in a sale of our gaming properties or gaming equipment, which may delay the sale of and reduce the price paid for the collateral.

In addition, the trustee’s ability to repossess and dispose of collateral is subject to the procedural and other restrictions of state real estate, commercial and gaming law, as well as the prior approval of the lenders under our Credit Facility.  Among other things, if the trustee did conduct a foreclosure sale, and if the proceeds of the sale were insufficient, after expenses, to pay all amounts due on the Notes, the trustee might, under certain circumstances, be permitted to assert a deficiency claim against us.  There can be no assurance that the trustee would be able to obtain a judgment for the deficiency or that we would have sufficient other assets to pay a deficiency judgment.

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

Restrictive Covenants—The indenture governing the Notes and our Credit Facility contain covenants that significantly restrict our operations.

The indenture governing the Notes and the agreement governing our Credit Facility contain, and any other future debt agreements may contain, numerous covenants imposing financial and operating restrictions on our business.  These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current business.  These covenants place restrictions on our ability and the ability of our restricted subsidiaries to, among other things:

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

Ability to Repurchase Notes—Our ability to repurchase the Notes upon a change of control or an asset sale may be limited.

Upon the occurrence of specific “change of control” events and “asset sale” events, in each case as defined in the indenture governing the Notes, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount (in the case of a change of control) and 100% of the principal amount (in the case of an asset sale), in each case, plus accrued and unpaid interest to the date of repurchase.  The lenders under our Credit Facility will have a similar right to be repaid upon a change of control.  Any of our future debt agreements may contain similar provisions with respect to a change of control or asset sale.  However, we may not have sufficient funds at the time of the change of control or asset sale to make the required repurchase of Notes or repayment of our other debt.  The terms of our Credit Facility also will limit our ability to purchase Notes until all debt under our Credit Facility is paid in full.  Any of our future debt agreements may contain similar restrictions.  If we fail to repurchase any Notes submitted in a change of control or asset sale offer, it would constitute an event of default under the indenture which would, in turn, constitute an event of default under our Credit Facility and could constitute an event of default under our other debt, even if the change of control itself would not cause a default.

Important corporate events, such as takeovers, recapitalizations or similar transactions, may not constitute a change of control under the indenture governing the Notes and thus not permit the holders of the Notes to require us to repurchase or redeem the Notes.

Required Regulatory Redemption—Noteholders may be required to be licensed by a gaming authority and, if not so licensed, their Notes will be subject to redemption.

We are required to notify the Nevada Board as to the identity of, and may be required to submit background information regarding, each record or beneficial owner of the Notes.  For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise.  The Nevada Board may determine that holders of the Notes have a “beneficial interest” in the issuers.

If the Nevada Gaming Authorities require any person, including a record or beneficial owner of the Notes, to be licensed, qualified or found suitable, that person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority.  The person would be required to pay all costs of obtaining a license, qualification or finding of suitability.  If a holder of the Notes is unable or unwilling to obtain such license, qualification or finding of suitability, such agencies and authorities may not grant us or, if already granted, may suspend or revoke our licenses unless we terminate our relationship with the holder.  Under these circumstances, we would be required to repurchase such Notes.  There can be no assurance that we will have sufficient funds or otherwise will be able to repurchase any or all of the Notes.  See “Item 1. Business—Regulation and Licensing.”

Fraudulent Transfer—Under certain circumstances, a court could cancel the obligations under the Notes or any guarantees and the liens that secure the Notes and guarantees.

Unless designated as an unrestricted subsidiary, each and any domestic subsidiary we form or acquire will be required to guarantee the Notes and grant a security interest in certain of its assets (junior to the security interest granted to the lenders under our Credit Facility) to secure its guarantee.  Under federal bankruptcy law and comparable provisions of state and federal nonbankruptcy fraudulent transfer laws, under certain circumstances a court could avoid (i.e., cancel) a guarantee and the security interest in the guarantor’s assets, and order the return of any payments made thereunder to the guarantor or to a fund for the benefit of its other creditors.

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

Redemption—We may choose to redeem the Notes at anytime on or after April 1, 2009.

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

ITEM 2.                             PROPERTIES.

Our principal properties currently consist of the following:

Hooters Casino Hotel.  We own the approximately seven-acre site on which the Hooters Casino Hotel is located in Las Vegas, Nevada.  The Hooters Casino Hotel consists of an approximately 29,000 square-foot casino with 696 guest rooms located in the hotel casino building and within two towers.  In addition, a six-level, 556-space parking garage is located adjacent to the hotel casino, and 202 additional surface parking spaces are located on the site.

Executive Offices and Conference Facility.  We own an approximately two-acre site consisting of a one-level, 17,472 square-foot executive office building and conference facility and a 183-space parking lot.

Our Credit Facility and our Notes are secured by liens on all of our real property.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.                             SELECTED FINANCIAL DATA.

The historical selected financial data of 155 East Tropicana, LLC and of the Hôtel San Rémo Casino and Resort set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”  The statement of operations data for the periods ended December 31, 2007, 2006 and 2005, and the balance sheet data at December 31, 2007 and 2006 of 155 East Tropicana, LLC are derived from, and are qualified by reference to, the audited financial statements included in “Item 8. Financial Statements and Supplementary Data.”

155 EAST TROPICANA, LLC

	As of or for the periods ended
	December 31,
	2007	2006	2005 (1) (2)
	(dollars in thousands)
Results of Operations:
Net revenues (3)	$65,038	$66,711	$7,967
Operating expenses (4)	58,362	59,112	4,280
Depreciation	6,250	5,842	1,956
Pre-opening expense	—	5,293	4,825
Related party royalties expense	1,387	1,459	—
Loss on disposal of assets	—	1,199	—
Total operating loss	(961)	(6,194)	(3,094)
Interest expense, net (5)	(13,157)	(12,247)	(8,526)
Loss on extinguishment of debt	—	—	(2,247)
Net loss	$(14,118)	$(18,441)	$(13,867)
Balance Sheet:
Cash and cash equivalents	$5,862	$6,164	$14,191
Total assets	139,147	145,593	163,159
Total long-term debt (6)	138,587	134,940	130,000
Total liabilities	152,154	144,482	143,607
Members’ (deficit) equity	(13,007)	1,111	19,553

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

(3)          Net revenues for 2005 include related party lease income of $5.4 million received from Eastern & Western for the lease of the hotel casino from January 1, 2005 through October 31, 2005.

(4)          Excludes depreciation expense, pre-opening expense, related party royalties expense, and loss on disposal of assets.

(5)          Interest expense, net of interest income.

(6)          Includes current portion of long-term debt.

The following historical information of the Hôtel San Rémo Casino and Resort is derived from its audited financial statements for 2003 through 2005.  Hôtel San Rémo Casino and Resort’s audited financial statements and related notes thereto as of October 31, 2005 and for the year then ended appear elsewhere in this Annual Report on Form 10-K.

HÔTEL SAN RÉMO CASINO AND RESORT
	Ten Months Ended October 31,
	2005 (1)	2004	2003
	(dollars in thousands)
Results of Operations:
Revenues:
Casino	$8,947	$12,725	$11,691
Food and beverage	5,557	7,969	7,782
Hotel and other	12,217	14,826	12,531
Gross revenues	26,721	35,520	32,004
Promotional allowances	(1,770)	(2,414)	(2,179)
Net revenues	$24,951	$33,106	$29,825

Operating expenses:
Casino	$5,275	$6,796	$6,828
Food and beverage	4,977	6,360	6,099
Hotel and other	3,628	4,377	4,293
General and administrative	6,678	7,860	6,604
Depreciation	335	1,419	2,134
Related party lease expense (2)	5,439	2,150	—
Restructuring costs	—	514	—
Total operating expense	$26,332	$29,476	$25,958

Operating (loss) income	$(1,381)	$3,630	$3,867

Other income (expenses):
Interest income from affiliate	$346	$444	$579
Interest expense	(7)	(1,944)	(1,185)
Loss on sale of assets	—	(2)	—
Foreign currency translation	—	660	(2,264)
Total other income (expenses)	339	(842)	(2,870)
(Loss) income before income taxes	(1,043)	2,788	997
Benefit (provision) for income taxes	397	(867)	(303)
Net (loss) income	$(646)	$1,921	$694

Balance sheet
Cash and cash equivalents	$2,903	$4,471	$2,703
Total assets	8,215	12,297	33,312
Total debt	—	236	45,226
Total liabilities	4,355	4,824	49,103
Division equity (deficit)	3,860	7,473	(15,791)

(1)          The completion of the final stage of the acquisition of the Hôtel San Rémo Casino and Resort occurred in October 2005, upon receipt of our gaming and liquor licenses.  The results of operation reflect the casino and hotel operations from January 1, 2005 through October 31, 2005 when the

Hôtel San Rémo Casino and Resort ceased operations.

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

The following selected quarterly financial data of 155 East Tropicana, LLC for the years ended December 31, 2007 and 2006 is derived from the quarterly condensed consolidated financial statements of 155 East Tropicana, LLC . The financial data for the fourth quarter of 2007 and 2006 are derived from the annual consolidated financial statements of 155 East Tropicana, LLC included in “Item 8 Financial Statements and Supplementary Data.”

	155 EAST TROPICANA, LLC
	For the fiscal quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
	(dollars in thousands) (unaudited)
Net revenues	$17,162	$17,178	$15,850	$14,848	$65,038
Operating (loss) income	366	(832)	(356)	(140)	(962)
Net loss	(2,868)	(4,127)	(3,637)	(3,487)	(14,119)

	155 EAST TROPICANA, LLC
	For the fiscal quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total
	(dollars in thousands) (unaudited)
Net revenues (1)	$14,906	$18,025	$17,006	$16,775	$66,712
Operating (loss) income	(4,856)	(1,633)	(529)	824	(6,194)
Net loss	(7,596)	(4,735)	(3,737)	(2,373)	(18,441)

(1)          Net revenues issued in previous quarters have been reduced for the reclassification (from casino expense) of slot participation fees.

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

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC (“we”, “us”, “our”, or “155”) was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), from Eastern & Western Hotel Corporation (“Eastern & Western”). Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois, and downtown Manhattan in New York. Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada. Pursuant to these license rights, the owners of Florida Hooters LLC operate 40 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President owns the balance. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001. As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants. Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $1.2 million for the year ending December 31, 2007. Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, or the old notes, in a private placement. The old notes were subsequently exchanged with new notes, or (“Notes”), registered under the Securities Act of 1933 on Form S-4. Interest payments on the Notes are due semi-annually, on each April 1 and October 1. We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for facilitating the offering as a co-issuer of the old notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering. At December 31, 2007, $6.3 million was outstanding on the Credit Facility.

Prior to November 1, 2005 we conducted no business operations other than in connection with the acquisition and subsequent leasing of the Hôtel San Rémo. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets by the Hôtel San Rémo. Under a casino lease and hotel lease, Eastern & Western operated the Hôtel San Rémo. After obtaining the necessary gaming and liquor licenses to operate the hotel casino in October 2005, we assumed operations of the hotel casino on November 1, 2005 and the leases with Eastern & Western were terminated.

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

The following table summarizes the combined results of operations of 155 East Tropicana, LLC and the results of operations of the Hôtel San Rémo as if there had been no change in ownership during 2005 (in thousands):

	155 E. Tropicana, LLC	155 E. Tropicana, LLC		COMBINED
	Year Ended December 31, 2007	Year Ended December 31, 2006	% Change 2007 - 2006	Year Ended December 31, 2005	% Change 2006 - 2005
	(dollars in thousands)
Casino revenues	$23,551	$25,830	-8.8%	$9,940	159.9%
Casino expenses	13,441	13,104	2.6%	6,328	107.1%
Profit margin	42.9%	49.3%		36.3%

Food, beverage and entertainment revenues	$23,318	$23,621	-1.3%	$6,218	279.9%
Food, beverage and entertainment expenses	17,722	18,974	-6.6%	6,118	210.1%
Profit margin	24.0%	19.7%		1.6%

Hotel and other revenues	$24,484	$22,696	7.9%	$13,392	69.5%
Hotel and other expenses	9,222	8,786	5.0%	4,270	105.8%
Profit margin	62.3%	61.3%		68.1%

Promotional allowances	$6,316	$5,436	16.2%	$2,072	162.4%
Percent of gross revenues	8.9%	7.5%		7.0%

General and administrative expenses	$17,978	$18,248	-1.5%	$8,123	124.6%
Percent of net revenues	27.5%	27.4%		29.6%

Depreciation expense	$6,250	$5,842	7.0%	$2,291	155.0%

Pre-opening expenses	$—	$5,293	-100.0%	$4,824	9.7%

Related party royalties expense	$1,387	$1,459	-4.9%	$—	100.0%

Loss on disposal of assets	$—	$1,199	-100.0%	$—	100.0%

Loss on extinguishment of debt	$—	$—		$2,247	-100.0%

Interest income	$91	$499	-81.8%	$1,976	-74.7%

Interest expense	$13,248	$12,746	3.9%	$10,163	25.4%

Related party lease income (155 East Tropicana, LLC)	$—	$—		$5,439	-100.0%
Related party lease expense (Hôtel San Rémo Casino and Resort)	$—	$—		$5,439	-100.0%

Comparison of Year Ended December 31, 2007 with the Year ended December 31, 2006

In comparing the ended December 31, 2007 to 2006, it should be noted that the Hooters Casino Hotel was open for business for the full year ended December 31, 2007. The results of operations for the year ended December 31, 2006 include the month of January 2006 when the property was essentially closed for remodeling and the first eleven months of operations of the Hooters Casino Hotel from February 3, 2006 through December 31, 2006.

In spite of the negative effect of remodeling in January 2006, net operating revenues for the year ended December 31, 2007 were $65.0 million, a decrease of $1.7 million or 3%, from $66.7 million generated during the previous year. A decrease of $0.9 million in net revenue was the result of increased promotional allowances because of increased slot club cash back of $0.4 million and other complimentaries given away. Entertainment complimentaries totaled $0.5 million given away to promote trips to the property  The media and excitement that accompanied the grand opening of the Hooter’s Casino Hotel in February 2006 caused a three month spike in revenues resulting from trial visitations.

The decline in gross revenues in 2007 is largely attributable to a decline in casino revenues.  Table games and slot revenues both declined, due to a decrease in casino table drop and coin-in volumes.

Casino. Casino revenues decreased by $2.3 million or 8.8% to $23.5 million for the year ended December 31, 2007, compared to $25.8 million for the year ended December 31, 2006.  This decline in casino revenue is the result of a general decline in the property’s visitor traffic.  According to the Nevada Gaming Control Board, although the Las Vegas Strip in total enjoyed a marginal increase in gaming revenue of 2.1% for 2007 compared to 2006, the smaller Strip properties, such as we are, reported declines in gaming revenue.

Table games revenue was $9.5 million for the year ended December 31, 2007, a decrease of $1.5 million or 14% compared to table game revenue of $11.0 million from the year ending December 31, 2006. During the year ended December 31, 2007, table game volume (or drop) was reduced by $7.4 million or 11.0%, in addition to a lower hold percentage. The hold percentage for table game win was 16.8% in 2007 compared to 17.1% for the year ended 2006.  The table games generated an average win per table of $873 per day for the year ended December 31, 2007 as compared to $1,013 per day after the opening of the Hooters Casino on February 3 through December 31, 2006.

According to Gaming Revenue Reports published by the Nevada Gaming Control Board, the average win per table for the five Las Vegas Strip casinos with average gaming revenue of $12 to $36 million for 2007 was $773 and table game revenue fell by $4.4 million or 13.6% in 2007 as compared to 2006.  The average win per table game for the seven Las Vegas Strip casinos with an average gaming revenue of $36 to $72 million was $997 in 2007 and table game revenue fell by $8.1 million or 7.4% in 2007 as compared to 2006.  Our table games win per table for 2007 is within industry norms, although (as occurred in a slightly lesser degree in comparable Strip properties), our table games revenue has dropped from 2006.   We believe that this is indicative of an overall softening of the Las Vegas Strip casino revenues that has affected smaller properties the hardest.

 Slot revenue (net of participation fees) was $13.2 million for the year ended December 31, 2007, which was a decrease of $1.1 million or 8.0% compared to $14.3 million in the same period in 2006. With the exception of $0.1 million, the entire slot revenue for 2006 was generated after grand opening through December 31, 2006.  The average win per machine per day (before deducting participation fees) was $62 for the year ended December 31, 2007 as compared to $73 from February 3, 2006 to December 31, 2006. Our decrease in slot revenue is not inconsistent with other competitors.

According to Nevada Gaming published reports, the average win per unit for the five Las Vegas Strip casinos with an average gaming revenue of $12 to $36 million for 2007 was $73 in 2007 and slot revenue fell by $9.5 million or 10.4% in 2007 as compared to 2006.  The average win per unit for the seven Las Vegas Strip casinos with an average gaming revenue of $36 to $72 million was $116 for 2007 and slot revenue fell by $6.7 million or 2.4% in 2007 as compared to 2006.    We believe that our slot revenue win per unit can be increased to a more competitive level in future periods by focusing on special slot promotions, direct marketing programs and other programs targeted to increase casino traffic.  Those programs were instituted in late 2007 and early 2008.

Casino expenses of $13.4 million for the year ended December 31, 2007 were up $0.3 million from $13.1 million for the year ended December 31, 2006 due to increased casino marketing costs, offset partially by decreased operating expenses on the casino floor. The profit margin for casino operations decreased from 49.3% during the year ended December 31, 2006 to 42.9% during the year ended December 31, 2007.

Food, beverage, and entertainment.  Food, beverage, and entertainment revenue decreased $0.3 million or 1.3% to $23.3 million for the year ended December 31, 2007 compared to $23.6 million for the year ended December 31, 2006. Beverage revenue of $8.7 million (which includes complimentary beverages) decreased by $1.2 million, or 13%, from $10.0 million during the year ended December 31, 2006. This decrease is due largely to the closing of the “13” Martini Bar and a decline in other bar revenues.  Our showroom, which opened mid April 2007, generated $0.8 million in entertainment ticket revenues for the year ended December 31, 2007, of which $0.5 million was complimentary revenues.

Food revenue increased from $13.6 million for the year ended December 31, 2006 to $13.7 million for the year ended December 31, 2007 an increase of $0.1 million or 1%. The increase was due to a $1.1 million food revenue increase in Marino’s. Marino’s offered a new dinner special, which generated additional revenue.  In addition, the Dam 24-hour coffee shop was closed on October 24, 2007 and Marino began operations at that time as a 24-hour restaurant.  For the months of November and December 2007, Marino’s revenue increased $0.5 million or 194%, largely due to this change in operations.  The increase in Marino’s food revenue was partially offset by a decrease of $0.5 million at the Dam 24-hour coffee shop for 2007 compared to 2006.

 Food, beverage, and entertainment expenses decreased from $18.9 million during the year ended December 31, 2006 to $17.7 million during the year ended December 31, 2007, a decrease of $1.2 million. The profit margin for food, beverage, and entertainment operations increased to 24% for the year ended December 31, 2007 from 19.7% in the same period in 2006 due to cost control. We saved $0.4 million in food operating expenses in November and December 2007 as a result of closing the Dam 24-hour restaurant on October 24, 2007.  We generated these savings because we were able to consolidate our front-of-the-house serving staff and close kitchen operations for the Dam restaurant to more efficiently operate out of the Marino’s kitchen.  The additional savings were the result of various cost savings that were initiated throughout the year such as reducing staffing levels to match business levels, cutting entertainment costs, closing sushi and deli operations and reducing other miscellaneous expenses.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) increased $1.8 million to $24.4 million for the year ended December 31, 2007 from $22.6 million for the year ended December 31, 2006.

Room revenue was $18.3 million for the year ended December 31, 2007 compared to $16.2 million in the same period in 2006. This increase was a result of an increase in occupancy, offset by a decrease in average daily room rates. Average daily room rates decreased slightly from $91 for the year ended December 31, 2006 to $74 for the year ended December 31, 2007, while occupancy rates increased from 78.6% for the year ended December 31, 2006 to 89.6% for the year ended December 31, 2007. Occupancy rates increased largely because of successful targeted marketing efforts in southern California and increased sales through the wholesalers, internet providers and our group sales.

Sales from our retail outlets selling Hooters logo merchandise decreased 6.0 % from $5.1 million for the year ended December 31, 2006 to $4.8 million for the year ended December 31, 2007 due to a general decline in traffic. Other miscellaneous revenue remained constant.

Hotel and other expenses increased to $9.2 million for the year ended December 31, 2007 from $8.8 million for the year ended December 31, 2006. These increases in expenses were largely due to operating the hotel for a full twelve months in 2007, as compared to eleven month of operations in 2006.  Hotel operations cut costs in several areas.  The profit margin for hotel and other of 62.3% improved for 2007 compared to 61.3% for 2006. Retail sales generated a profit margin of 42.91% for the year ended December 31, 2007 compared to 47.69% for the year ended December 31, 2006.

General and administrative. General and administrative expense includes costs associated with marketing, information technology, and finance, accounting, and property operations. General and administrative expense decreased $0.2 million to $18.0 million for the year ended December 31, 2007 compared to $18.2 million for the year ended December 31, 2006. This decrease was principally due to decreases in advertising and marketing expenses for the year ended December 31, 2007 as compared to 2006.

Depreciation and amortization expense. Depreciation and amortization expense of $6.2 million for the year ended December 31, 2007 increased by $0.4 million, or 7.0%, from $5.8 million for the year ended December 31, 2006. This increase in depreciation expense was due to recording a full twelve months of depreciation in 2007 compared to eleven months in 2006 and also depreciation on additional asset purchases.

Related party royalties expense. Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc. These related party royalties expense totaled $1.4 million and $1.5 million during the years ended December 31, 2007 and 2006, respectively. The payment of the related party royalties is restricted under the Notes indenture. The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year. The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income. Interest income was $90,953 for the year ended December 31, 2007, compared to $498,607 for the year ended December 31, 2006. In 2006, the Company earned interest on construction funds, which were used during 2006 to pay for construction costs.

Interest expense. Interest expense was $12.7 million for the year ended December 31, 2006, compared to $13.2 million for the year ended December 31, 2007, an increase of $0.5 million. The increase in interest expense is largely attributable to $5.3 million in interest expense on the Credit Facility and the equipment purchase agreements we entered into during 2006 and 2007.

Provision for income taxes. 155 is a limited-liability company and are treated as a partnership for federal income tax purposes. Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements. Taxable income or loss will be included in the income tax returns of the members.

Comparison of Year Ended December 31, 2006 (155 East Tropicana, LLC) with the Year Ended December 31, 2005 (Combined)

The results of operations for the year ended December 31, 2006 includes the months of January 2006 when the property was essentially closed for remodeling and the first eleven months of operations of the Hooters Casino Hotel from February 3, 2006 through December 31, 2006.  Net operating revenues for the year ended December 31, 2006 were $66.7 million, an increase of $39.2 million or 147.3%, from $27.5 million of combined net operating revenues for 155 and Hôtel San Rémo during the same period in the previous year.  Included in the net revenues for the year ended December 31, 2006 were $66.4 million generated by the Hooters Casino Hotel operations beginning on February 3, 2006.  The significant increase in net operating revenues was due to increased activity in all areas of the casino and hotel operations following the opening of the newly renovated Hooters Casino Hotel.

Expenses before interest, depreciation, related-party royalties, pre-opening expenses, and loss on disposal totaled $59.1 million for the year ended December 31, 2006.  This level of spending against net revenues of $66.7 million did not result in adequate cash flow from operations to cover debt service and capital expenditures.  We targeted certain operating expenses and reduced these expenses starting in June 2006.  Expenses before interest, depreciation and related party royalties were cut from $17.4 million in the second quarter of 2006 to $15.4 million in the third quarter.  The decline in third quarter expenses resulted largely from cutting marketing costs by $1.0 million, payroll costs by $0.2 million and other operational expenses by $0.9 million.  Expenses before interest, depreciation and related party royalties were then cut from $15.4 million in the third quarter of 2006 to $14.4 million in the fourth quarter of 2006, a decline of $1.0 million.  The decline in fourth quarter expenses resulted largely from cutting marketing costs by $0.6 million, food and beverage costs by $0.3 million, and other general and administrative expenses by $0.2 million.

Casino.  Casino revenues increased by $15.9 million to $25.8 million for the year ended December 31, 2006, compared to $9.9 million for the year ended December 31, 2005.  Casino revenue of $25.7 million was generated after the grand opening on February 3, 2006.

Table games revenue was $11.0 million in 2006, an increase of $7.8 million, or 241.0%, from the prior year’s table games win of $3.2 million.  With the exception of $0.1 million, all table games revenue was generated after the grand opening.  Table games drop increased to $64.4 million, or by 280.3%, for the year ended December 31, 2006 compared to the same period in 2005, but the table games hold percentage decreased from 19.1% in 2005 to 17.1% in 2006.  The table games generated an average win per table of $1,013 per day after February 3, 2006 as compared to $568 for the same period in 2005.  According to the Gaming Revenue Reports published by the Nevada Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $70.0 million was $1,069 for the year ended December 31, 2006.

Slot revenue of $14.3 million for the year ended December 31, 2006 was an increase of 115.9% compared to $6.6 million in 2005.  With the exception of $0.1 million, the entire slot revenue was generated after the grand opening.  The average win per machine per day was $73 from February 3, 2006 to December 31, 2006 compared to $40 for the same period in 2005.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $36.0 to $70.0 million was $111 for the year ended December 31, 2006.  Management began implementing strategies in 2006 to increase slot play.  In the summer of 2006, we began to add new slot machines to the floor and reconfigure the floor to make it more inviting.  We continued by targeting our marketing efforts at increasing slot play through more aggressive slot club awards, modifications to the pay tables on the slot machines to award more and larger payouts, direct mailing campaigns, and other promotions and programs aimed at increasing the flow of customers to the casino floor.  These programs began in the fourth quarter of 2006 and continued to be implemented in early 2007.

Casino expenses increased by 107.1% to $13.1 million for the year ended December 31, 2006 compared to $6.3 million for the year ended December 31, 2005 due to increases in payroll and other operational expenses.  However, the profit margin for casino operations increased from 36.3% during the year ended December 31, 2005 to 49.3% during the year ended December 31, 2006 due to payroll and other operational expenses being proportionally lower during 2006 in comparison to revenue.  The percentage of expenses in comparison to revenue for the years ended December 31, 2006 and 2005 were 27.7% and 34.9%, respectively, for payroll expenses and 22.5% and 26.1%, respectively, for other operational expenses.

Food and beverage.  Food and beverage revenue was $23.6 million for the year ended December 31, 2006 as compared to $6.2 million for 2005, an increase of 279.9%.  The increase in food revenues was a result of increased customer volume after the grand opening.  Beverage revenue (which includes complimentary beverages) increased by $7.9 million, or 381.6%, from $2.1 million during the year ended December 31, 2005.

Food and beverage expenses increased from $6.1 million during the year ended December 31, 2005 to $19.0 million during the year ended December 31, 2006, an increase of $12.9 million.  The increase was due to increases in payroll, cost of sales, and other operational expenses associated with the increase in business volume and the increase in number of food and beverage outlets from five to ten after the grand opening.  The profit margin for food and beverage operations increased from 1.6% during the year ended December 31, 2005 to 19.7% during the year ended December 31, 2006 operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) increased by $9.3 million, or 69.5%, to $22.7 million for the year ended December 31, 2006 from $13.4 million for the year ended December 31, 2005.

Room revenue increased to $16.3 million for the year ended December 31, 2006 compared to $12.4 million in 2005.  For the months of February through December 2006, room revenue was $15.9 million with an occupancy rate of 79.7% and average daily room rate of $90.  This compares to room revenue of $11.2 million for the same eleven months in 2005, with an occupancy rate of 84.0% and an average daily rate of $66.  Subsequent to the remodeling of the rooms, which were completed in February 2006, we have been able to increase room rates due to the improved product; however, occupancy rates were not as strong due to the slow start-up in marketing our rooms in the first two quarters of 2006.  The occupancy rates have steadily climbed though each quarter beginning with 66.3% in the period from February 3 to March 31,2006, then to 73.9% in the second quarter, 80.7% in the third quarter and 83.4% in the fourth quarter of 2006.

Retail revenue was $5.5 million or 24.2% of hotel and other revenue in the year ended December 31, 2006 and has increased from $0.9 million during the year ended December 31, 2005 due to the strength of Hooters brand merchandise.

Hotel and other expenses increased by 105.8% from $4.3 million during the year ended December 31, 2005 to $8.8 million during the year ended December 31, 2006 due to significant increases in payroll and other expenses in hotel and retail operations.  The profit margin for room was 61.3% during the year ended December 31, 2006 compared to 68.8% for the same period in 2005 due to increases in payroll expense and upgraded room amenities.  Retail sales generated a profit margin of 35.3% in 2006.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, finance, accounting, and property operations.  General and administrative expense increased $10.1 million to $18.2 million for the year ended December 31, 2006 compared to $8.1 million for the year ended December 31, 2005.  This increase was principally due to increases in advertising and marketing expenses for the rebranding of the hotel casino and payroll expenses for increased staffing under the Hooters Casino Hotel operations for the year ended December 31, 2006.

Depreciation and amortization expense.  Depreciation and amortization expense of $5.8 million for the year ended December 31, 2006 increased by $3.5 million, or 155.0%, from $2.3 million for the year ended December 31, 2005.  The increase in depreciation and amortization expense was due to additional depreciation of fixed asset additions placed in service beginning February 3, 2006.

Pre-opening expenses.  Pre-opening expenses are costs associated with the start-up activities for the new Hooters Casino Hotel and consist of salaries and wages, legal, professional, general, and other general administrative expenses.  Pre-opening expenses increased by $0.5 million to $5.3 million for the year ended December 31, 2006 compared to $4.8 million during the year ended December 31, 2005, largely due to increased training expenses during the month of January 2006 and the costs of the grand opening celebration for the Hooters Casino Hotel in February 2006.

Related party royalties expenses.  Beginning on February 3, 2006, related party royalty fees were incurred pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses totaled $1.5 million during the year ended December 31, 2006.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ration is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Loss on disposal of assets.  The loss on disposal of assets in 2006 of $1.2 million is the result of retiring and replacing certain old slot machines and other equipment and carpeting on the casino floor in connection with the Hooters Casino Hotel remodel.

Interest income.  Interest income was $0.5 million for the year ended December 31, 2006, compared to $2.0 million for the year ended December 31, 2005.  The decrease resulted from greater interest income earned during 2005 on the investment of the $130.0 million in Notes proceeds.

Interest expense.  Interest expense was $12.7 million for the year ended December 31, 2006, compared to $10.2 million for the year ended December 31, 2005, an increase of $2.5 million.  The increase in interest expense is largely attributable to twelve full months of interest expense totaling $11.4 million on the $130.0 million in Notes during the year ended December 31, 2006 compared to nine full months of interest expense totaling $8.5 million during the year ended December 31, 2005.

Loss on extinguishment of debt.  The loss on extinguishment of debt in 2005 was related to the payoff of our bank loan with the proceeds of the old notes.

Related party lease income.  During the period from August 3, 2004 through October 31, 2005, we leased the hotel casino to Eastern & Western under two separate lease agreements.  Pursuant to the casino lease agreement, the casino, showroom, liquor servicing areas and other casino related areas were leased for $125,000 per month.  Pursuant to the hotel lease agreement for the hotel, restaurants, and other areas of the hotel casino property, rental income was $250,000 per month, plus a percentage rent equal to 100% of all revenues received by Eastern & Western from the operation of the hotel and restaurants, less operating expenses and working capital reserves, as defined in the hotel lease agreement.  For the year ended December 31, 2005, a total of $5.4 million was received in rental income under the casino and hotel leases.

Related party lease expense.  During the period from August 3, 2004 through October 31, 2005, Eastern & Western leased the hotel casino from us (see Related Party Lease Income in the paragraph above).  Rental expense of $5.4 million was incurred under the casino and hotel leases for the year ended December 31, 2005.

Provision for income taxes.  Income of the Hôtel San Rémo is included in the tax return of S.I. Enterprises, Inc.  The provision for income taxes was a benefit of $0.4 million for the year ended December 31, 2005, predicated on loss before taxes of $1.0 million.

155 East Tropicana, LLC is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on 155 East Tropicana, LLC’s consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the year ended December 31, 2007, we used $6.3 million of cash in operating activities, largely due to our net loss of $14.1 million, which was offset by $9.1 million of non-cash depreciation and amortization charges, and payment-restricted related party royalty fees.

For the year ended December 31, 2007, $0.9 million of cash was used in investing activities, as a result of capital expenditures.

For the year ended December 31, 2007, we were provided $6.8 million of cash from financing activities. We received $5.3 million in proceeds from issuance of long-term debt and $3.5 million in payments related to the asset purchase agreement. This was partially offset by $2.0 million in principal payments on equipment debt.

The Notes’ indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

We entered into our $15.0 million Credit Facility concurrently with the offering of the old notes.  Our Credit Facility is a four-year revolving credit facility of $15.0 million, maturing on March 30, 2009, and currently has outstanding draws of $6.3 million at December 31, 2007.  All outstanding principal and interest under our Credit Facility is due and payable on March 30, 2009.

We entered into equipment financing of $0.3 million during the year ended December 31, 2007, of which $163,303 was outstanding at December 31, 2007.

Capital expenditures of approximately $1.0 million are anticipated in 2008.

Subsequent to December 31, 2007, we collected three $500,000 extension fee payments in January, February and March 2008. It is possible that we may receive additional extension fee payments of $500,000 each in April and May 2008 if the Buyer elects to extend the closing date of the asset purchase beyond April 30, 2008.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2008 through the use of cash (which totaled $5.9 million at December 31, 2007, including $3.8 million required in daily operations), our cash flow from operations, our ability to draw against our $15.0 million Credit Facility, other available equipment financing and the receipt of extension fee payments called for under the Purchase Agreement that have been received subsequent to December 31, 2007.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of December 31, 2007:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Long-term debt (1)	$136,255	$—	$6,255	$130,000	—
Equipment purchase agreements (2)	2,332	2,035	293	4	—
Operating contracts (3)	6,134	4,700	1,231	148	55
Total	$144,721	$6,735	$7,779	$130,152	$55

(1)          The long-term debt represents the $6.3 million in outstanding draws against our Credit Facility as of December 31, 2007 due on March 30, 2009 and the $130.0 million Notes issued on March 29, 2005 and due on 2012.

(2)          We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.

(3)          Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

      Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of 155 East Tropicana, LLC’s consolidated financial statements and Hôtel San Rémo’s combined financial statements.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation.  These accounting policies are stated in the notes to the financial statements and in relevant sections of the management discussion and analysis.  These estimates are based on the information currently available to management and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could vary from those estimates and estimates and assumptions may be changed in the future.  Changes in these estimates and assumptions may have a material affect on the results of operations and financial condition of 155 East Tropicana, LLC and the results of operations and financial condition of the Hôtel San Rémo.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of the consolidated financial statements:

Cash and Cash Equivalents.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and equivalents approximates its fair value.

Accounts Receivable. Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible.  We reserve an estimated amount for receivables to reduce the receivables to their net realizable value which approximate fair value.  Historical collection rates and customer relationships of the previously operated Hôtel San Rémo were considered in determining the reserve for 155 East Tropicana, LLC.

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

Intangible Assets.  Intangible assets represent (1) the value of intellectual property related to the Hooters brand contributed to us pursuant to an assignment agreement with Florida Hooters LLC, (2) the value of the slot club customer list acquired from Eastern & Western, and (3) the excess of the purchase price over the fair market value of the Hôtel San Rémo assets acquired, or Goodwill.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. We evaluate the amortization periods and possible impairment of its intangible assets in accordance with SFAS No. 142.  The intellectual property related to the Hooters brand contributed to us and the Goodwill are intangible assets not subject to amortization.  The slot customer list is being amortized using the straight line method over five years.

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

Participation Fees.  Participation fees paid to slot machine manufacturers are classified as a reduction of revenue instead of a casino expense.

Player Club Points.  Our slot club allows customers to earn certain complimentary products and services, based on the volume of the customer’s gaming activity.   155 East Tropicana, LLC and Hôtel San Rémo have recorded a liability for the estimated cost of the complimentary products and services earned by customers.

155 East Tropicana, LLC’s slot club program allows customers to redeem points earned from their gaming activity for complimentary food, beverage, rooms, entertainment, and merchandise.  At the time redeemed, the retail value of complimentaries under the program is recorded as revenue with a corresponding offsetting amount included in promotional allowances.  The cost associated with complimentary food, beverage, rooms, entertainment, and merchandise redeemed under the program is recorded in casino costs and expenses.  Beginning in March 2007, slot points may be redeemed for cash and the cash rebates are recorded as a promotional allowance,

Advertising.  Prepaid advertising costs are expensed the first time the advertising takes place.  Advertising costs are included in general and administrative expenses.

Capitalized Interest.  The interest cost associated with a major construction project is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings.

Income Taxes.  155 East Tropicana, LLC is a limited-liability company and is taxed as a partnership for federal income tax purposes.  Accordingly, no provision for federal income taxes has been recorded in the accompanying consolidated financial statements since the taxable income or loss is included in the income tax return of the members.

Hôtel San Rémo accounted for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, or SFAS No. 109, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

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

Reclassifications.  Certain reclassifications, having no effect on net loss, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s financial statements.

Recently Issued Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the information.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We are evaluating SFAS 157 and have not yet determined the determined the impact the adoption will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied.  We are evaluating our options provided for under this statement and their potential impact on the consolidated financial statements when implemented.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity.  In addition, the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  We are evaluating SFAS 160 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141’s cost-allocation process.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We will adopt SFAS 141R in the first quarter of 2009.  The impact on our accounting for future business combinations once adopted will be dependent upon acquisitions that are made in the future.

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At December 31, 2007, we had $130,000,000 aggregate principal amount of the Notes, slot equipment purchase agreements of $2.0 million carrying an imputed interest rate of 3.33%, and hotel equipment purchase agreements of $0.3 million carrying an imputed interest rate of 11.88%.   The Notes carry a fixed interest rate of 8.75%, provided no events of default have occurred.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans.  We have market risk associated with funds that may be borrowed on our $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of our Credit Facility will mature on March 30, 2009.  At December 31, 2007, $6.3 million was outstanding under the variable rate Credit Facility, carrying interest at 8.54%.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of 155 East Tropicana, LLC and the combined financial statements of Hôtel San Rémo Casino and Resort are presented herein on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the Members of 155 East Tropicana, LLC

We have audited the accompanying consolidated balance sheets of 155 East Tropicana, LLC and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the three years in period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 155 East Tropicana, LLC and subsidiary at December 31, 2007 and 2006, and the consolidated results of their operations and its cash flows for each of the three years in the period ended December 31, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 19, 2008

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,861,991	$6,164,192
Accounts receivable, net of allowance for doubtful accounts of $90,831and $99,921 in 2007 and 2006, respectively	1,880,454	1,609,756
Inventories	931,029	846,651
Prepaid expenses	1,576,356	1,569,980
Total current assets	10,249,830	10,190,579
Property and equipment, net	117,084,512	122,135,784
Other long-term assets:
Deferred financing costs	4,971,161	6,366,625
Intangible assets, net	6,505,209	6,557,119
Other assets	336,022	343,273
Total other long-term assets	11,812,392	13,267,017
Total assets	$139,146,734	$145,593,380

Liabilities and Members’ Equity
Current liabilities:
Accounts payable	$2,974,233	$2,969,064
Accrued interest payable	2,843,750	2,843,750
Accrued liabilities	1,399,930	2,266,740
Purchase deposit and extension payments	3,500,000	—
Current portion of long-term debt	2,035,273	1,859,319
Total current liabilities	12,753,186	9,938,873
Related party royalties payable	2,848,796	1,461,881
Long-term debt	136,552,084	133,081,099
Total liabilities	152,154,066	144,481,853

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(47,340,707)	(33,221,848)
	(13,007,332)	1,111,527
Total liabilities and members’ (deficit) equity	$139,146,734	$145,593,380

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Operating revenues:
Casino	$23,551,180	$25,830,265	$993,175
Food, beverage and entertainment	23,318,248	23,620,776	662,044
Hotel and other	24,483,805	22,696,316	1,174,324
Related party lease income	—	—	5,439,324
	71,353,233	72,147,357	8,268,867
Less promotional allowances	(6,315,609)	(5,436,431)	(301,841)
Net operating revenues	65,037,624	66,710,926	7,967,026

Operating expenses:
Casino	13,440,537	13,103,972	1,053,755
Food, beverage and entertainment	17,721,954	18,973,914	1,140,854
Hotel and other	9,222,140	8,785,883	641,254
General and administrative	17,977,767	18,248,203	1,444,397
Depreciation and amortization	6,249,991	5,841,526	1,956,172
Pre-opening expenses	—	5,292,834	4,824,498
Related party royalties expense	1,386,914	1,459,162	—
Loss on disposal of assets	—	1,199,470	—
Total operating expenses	65,999,303	72,904,964	11,060,930
Operating loss	(961,679)	(6,194,038)	(3,093,904)

Other income (expense):
Interest expense, net of capitalized interest of $0, $202,873 and $692,059 for the years ended December 31, 2007, 2006 and 2005, respectively	(13,248,133)	(12,745,839)	(10,155,864)
Interest income	90,953	498,607	1,629,590
Loss on extinguishment of debt	—	—	(2,246,526)
Other income (expense), net	(13,157,180)	(12,247,232)	(10,772,800)
Net loss	$(14,118,859)	$(18,441,270)	$(13,866,704)

The accompanying notes are an integral part of these consolidated financial statements

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ (DEFICIT) EQUITY

	Florida Hooters LLC	EW Common LLC	Total

Balance at December 31, 2004	$5,624,126	$19,695,375	$25,319,501

Florida Hooters LLC:
Assignment of agreements for intellectual property	3,100,000	—	3,100,000

EW Common LLC:
Deemed capital contribution	—	5,000,000	5,000,000

Net loss during the year ended December 31, 2005	(9,244,469)	(4,622,235)	(13,866,704)

Balance at December 31, 2005	(520,343)	20,073,140	19,552,797

Net loss during the year ended December 31, 2006	(12,294,180)	(6,147,090)	(18,441,270)

Balance at December 31, 2006	(12,814,523)	13,926,050	1,111,527

Net loss during the year ended December 31, 2007	(9,412,573)	(4,706,286)	(14,118,859)

Balance at December 31, 2007	$(22,227,096)	$9,219,764	$(13,007,332)

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Cash Flow From Operating Activities
Net loss	$(14,118,859)	$(18,441,270)	$(13,866,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,249,991	5,841,526	1,956,172
Amortization of debt issuance costs	1,395,464	1,299,484	1,164,026
Amortization of intangible asset	51,910	51,909	8,652
Loss on extinguishment of debt	—	—	2,246,526
Loss on disposal of assets	—	1,199,470	—
Changes in assets and liabilities:
Accounts receivable	(270,698)	(961,980)	(639,476)
Inventories	(84,378)	(700,312)	(146,339)
Prepaid expenses	(6,376)	(794,144)	(719,065)
Accounts payable	5,169	(354,035)	3,323,099
Accrued interest payable	—	(20,646)	2,864,396
Accrued liabilities	(866,810)	882,091	1,384,649
Related party royalties payable	1,386,915	1,461,881	—
Net cash used in operating activities	(6,257,672)	(10,536,026)	(2,424,064)

Cash Flow From Investing Activities
Acquisition of Hôtel San Rémo	—	—	(2,158,131)
Capital expenditures	(886,100)	(19,693,731)	(32,814,738)
Change in construction payable	—	(6,034,450)	6,034,450
Change in restricted cash	—	29,345,513	(25,345,513)
Decrease (increase) in other assets	7,251	518,292	(761,565)
Net cash (used in) provided by investing activities	$(878,849)	$4,135,624	$(55,045,497)

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Cash Flow From Financing Activities
Payment of debt financing costs	$—	(379,370)	(7,907,213)
Extinguishment of debt	—	—	(48,500,000)
Loan penalties from extinguishment of debt	—	—	(1,361,750)
Proceeds from issuance of long-term debt	5,342,955	912,610	130,000,000
Due to/from Hôtel San Rémo	—	30,508	(1,790,942)
Principal payments on equipment purchase agreements	(2,008,635)	(2,190,539)	—
Purchase deposit and extension payments	3,500,000	—	—
Net cash provided by (used in) financing activities	6,834,320	(1,626,791)	70,440,095

(Decrease) increase in cash and cash equivalents	(302,201)	(8,027,193)	12,970,534
Cash and cash equivalents, beginning of period	6,164,192	14,191,385	1,220,851
Cash and cash equivalents, end of period	$5,861,991	$6,164,192	$14,191,385

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$11,852,669	$12,766,485	$6,817,694

Assets acquired through equipment purchase agreements	$312,619	$6,218,347	$—

Noncash investing and financing activities:
Contribution by Florida Hooters LLC of intangible assets pursuant to assignment agreements	$—	$—	$3,100,000

Deemed capital contribution - issuance of membership interest with priority return to EW Common LLC	$—	$—	$5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.  Organizational and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”) was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and its wholly owned subsidiary, 155 East Tropicana Finance Corp. through a $130 million Senior Secured Notes offering on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually as described in Note 10.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in the Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 40 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to Hooters restaurants in South Florida and the State of Nevada.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

EW Common LLC is owned 90% by Eastern & Western Hotel Corporation (“Eastern & Western”) and 10% by Michael J. Hessling, president of the Company.  Eastern & Western and its affiliates owned the real property and non-gaming assets of Hôtel San Rémo from November 1988 until the Company’s acquisition of the Hôtel San Rémo in August 2004.

Florida Hooters LLC and EW Common LLC entered into a joint venture agreement for the purpose of forming the Company and documenting the terms of their investments and business venture.  Under the terms of the joint venture agreement, the venture progressed in three stages.  The first stage involved the formation of the Company and the conveyance of all the real and non-gaming personal

155 East Tropicana, LLC

(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Organizational and Basis of Presentation (continued)

property owned by and associated with the Hôtel San Rémo, the leaseback under operating lease arrangements of these assets to Eastern & Western pursuant to the casino and hotel lease agreements described in Note 8, and the contribution through assignment agreements of certain intellectual property rights to the Company by the respective members of Florida Hooters LLC.  The second stage related to the raising of financing to fund the redesign and renovation of the Hôtel San Rémo into the Hooters Casino Hotel, the refinancing of the Company’s current debt structure and other working capital requirements, which was completed on March 29, 2005.  The final stage involved the securing of all licenses necessary to conduct gaming at the hotel casino and the subsequent termination of the hotel and casino leases.  In October 2005, the Company secured the necessary gaming and liquor licenses and on November 1, 2005, assumed the operations of the existing Hôtel San Rémo.  The hotel and casino leases with Eastern & Western were terminated on October 31, 2005.

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

On February 3, 2006, the new Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel features a casino floor with 679 slot and video poker machines, 33 table games, 696 hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, and Dan Marino’s restaurant, (which began offering 24 hour service as of October 24, 2007, when the coffee shop was closed) a sports bar, and several bars and Night Owl Showroom. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

Significant intercompany transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

155 East Tropicana, LLC

(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Principles

Cash and Cash Equivalents.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and equivalents approximates its fair value.

Accounts Receivable. Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible.  The Company reserves an estimated amount for receivables to reduce the receivables to their net realizable value which approximate fair value.  Historical collection rates and customer relationships of the previously operated Hôtel San Rémo were considered in determining the reserve.  Bad debt expense was $160,880, $ 233,027, and $10,000 for the years ended December 31, 2007 and 2006 and 2005.

Inventories.  Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.

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

155 East Tropicana, LLC

(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Principles (continued)

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually. For the years ending December 31, 2007 and 2006, we utilized the Income Approach for goodwill, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for the both the time value of money and investment risk factors. The present value of the after-tax cash flows is the totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, the impairment is measured based on the difference between the calculated fair value and the carrying value. We determined that there was no impairment during 2007 or 2006.

Jackpots and Prizes. The Company has progressive slot machines.  As coins are played, the amount available to win increases and will be paid out when the jackpot is awarded.  In accordance with industry practice, the Company records the liability and expense related to such progressives as incurred.

Participation Fees.  Participation fees paid to slot machine manufacturers are classified as a reduction of revenue.  During the years ended December 31, 2007, 2006 and 2005, the Company paid participation fees totaling $1,442,263, $1,245,181 and $34,040, respectively.

Casino Revenues and Promotional Allowances.  In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses.  The retail value of rooms, food, and beverage furnished to customers without charge is included in gross revenues and then deducted as promotional allowances.

155 East Tropicana, LLC

(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Principles (continued)

The estimated departmental cost of providing such promotional allowances is included in casino costs and expenses and consists of the following for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Food and Beverage	$1,028	$1,141	$93
Hotel and other	428	316	30
	$1,456	$1,457	$123

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

In February 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus in EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products to be Delivered in the Future.”  EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue.  In accordance with EITF Issue No. 00-22, the Company has recorded the retail value of points earned and redeemed for complimentary services/cash rebates as promotional allowances.  Such amounts totaled $535,905, $114,150 and $13,895 for the years ended December 31, 2007, 2006 and 2005 respectively.

Advertising.  Prepaid advertising costs are expensed the first time the advertising takes place.  Prepaid advertising included in prepaid expenses was $293,427 and $99,296 at December 31, 2007, and 2006 respectively.  Advertising costs included in general and administrative expenses were $4,379,402, $6,029,798 and $157,778 for the years ended December 31, 2007, 2006, and 2005, respectively.

is 155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Principles (continued)

Capitalized Interest.  The interest cost associated with a major construction project is capitalized and included in the cost of the project.  When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings.  Capitalized interest was $-0-, $202,873 and $692,059 for the years ended December 31, 2007, 2006, and 2005 respectively.

Income Taxes.  The Company is a limited-liability company and is taxed as a partnership for federal income tax purposes. Accordingly, no provision for federal income taxes has been recorded in the accompanying consolidated financial statements since the taxable income or loss is included in the income tax return of the members.

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

Reclassifications.  Certain reclassifications, having no effect on net loss, have been made to the previously issued consolidated financial statements to conform to the current period’s presentation of the Company’s financial statements.

Recently Issued Accounting Pronouncements.

In September 2006, the FASB issued SFAS  No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarch used to classify the source of the information.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  We are evaluating SFAS 157 and have not yet determined the determined the impact the adoption will have on the consolidated financial statements.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Summary of Significant Accounting Principles (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied.  We are evaluating our options provided for under this statement and their potential impact on the consolidated financial statements when implemented.

In December 2007, the FASB issued SFAS 160,”Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51”.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity.  In addition, the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  We are evaluating SFAS 160 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, FASB issued SFAS 141R, “Business Combinations”.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141’s cost-allocation process.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We will adopt SFAS 141R in the first quarter of 2009.  The impact on our accounting for future business combinations once adopted will be dependent upon acquisitions that are made in the future.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Property and Equipment

Property and equipment consists of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Land	$38,932	$38,932
Buildings and improvements	72,433	72,212
Furniture, fixtures and equipment	19,519	18,444
Construction in progress	40	138
Subtotal	130,924	129,726
Less: accumulated depreciation	(13,839)	(7,590)
Property and equipment, net	$117,085	$122,136

4.  Intangible Assets

Intangible assets consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Intellectual property	$4,200	$4,200
Slot customer list	260	260
Goodwill	2,158	2,158
Subtotal	6,618	6,618
Less: accumulated amortization (slot customer list)	(113)	(61)
Intangible assets, net	$6,505	$6,557

Intellectual property.  The Company has entered into an assignment agreement with Florida Hooters LLC which grants the Company the right to use certain intellectual property in connection with the operations of the Hooters Casino Hotel.  The intellectual property consists of (i) an exclusive license for the Hooters trademark and logo insignia in connection with gaming, casino or combined hotel, gaming and casino operations, (ii) a non-exclusive license to use the Hooters restaurant concept, (iii) an exclusive license to operate and promote restaurants, taverns, lounges and “Dan Marino’s Fine Food & Spirits” (iv) a non-exclusive, royalty-free license to use the Pete & Shorty’s mark at a restaurant, bar and lounge, in each case solely for purposes of a Hooters Casino Hotel located at the Hôtel San Rémo property.  These intangible assets were initially valued at $1.1 million by management when contributed, pending completion of a third party valuation.  The intangible assets were subsequently valued at $4.2 million by an independent third party appraiser and are reflected as such in on the accompanying consolidated balance sheet at December 31, 2007 and 2006.  Management believes the intellectual property acquired through the assignment agreements to be indefinite-lived intangibles.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Intangible Assets (continued)

The Hooters trademark and logo insignia are the exclusive property of HI Limited Partnership.  Florida Hooters LLC originally obtained the license for the trademark and logo insignia through an assignment from Hooters Gaming Corporation, an affiliated entity under common ownership with Hooters Gaming LLC.  Hooters Gaming Corporation is owned directly or indirectly by certain members of the Company or members of the Company’s management board.  The underlying license agreement was executed between HI Limited Partnership and Hooters Gaming Corporation and granted to Hooters Gaming Corporation an exclusive license to use the licensed intellectual property in connection with gaming, casino or combined hotel, gaming and casino operations within the State of Nevada.  Hooters Gaming Corporation retained any and all rights and obligations in the licensed intellectual property pursuant to the license agreement for all locations within the State of Nevada other than the Hooters Casino Hotel.  The Company began the use of the licensed intellectual property in connection with licensed gaming activities when the hotel casino was reopened as the new Hooters Casino Hotel on February 3, 2006

The Hooters restaurant concept is the exclusive property of Hooters of America, Inc., an unrelated party. Florida Hooters LLC originally obtained the right for use of the Hooters restaurant concept at the Hooters Casino Hotel through an assignment from Hooters Gaming Corporation, who in turn, was granted the right from Las Vegas Wings, Inc., an affiliated entity under common ownership with Lags Ventures, LLC.

Pursuant to the terms of the assignment agreement with Florida Hooters LLC related to the Hooters trademark, logo, and restaurant concept and Lags Ventures, LLC related to the Dan Marino’s concept restaurants, the Company must pay fees and royalties to Hooters Gaming Corporation, HI Limited Partnership, Las Vegas Wings, Inc. and Lags Ventures, Inc.  Payments to Hooters Gaming Corporation are accrued at three percent of all net profits directly earned from the gaming activities at the Hooters Casino Hotel.  HI Limited Partnership will be paid an annual fee equal to $500.

In addition, the Company is required to pay HI Limited Partnership a royalty in an amount equal to two percent of all net revenues generated in connection with licensed activities which includes net revenues generated in connection with the Hooters restaurant operation.  Las Vegas Wings, Inc is paid a consent fee equal to four percent of gross sales from any Hooters branded restaurant and three percent of the gross cash sales of any merchandise with a Hooters logo, on or near the Hooters Casino Hotel.  Lags Ventures, Inc. is paid a fee by the Company equal to six percent of net revenues generated by the Dan Marino’s Fine Food and Spirits and located in the Hooters Casino Hotel. Payment of these fees is restricted under the indenture governing the Notes.  Use of the Pete & Shorty’s mark partly owned by certain members of the Company’s management board is royalty-free.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Intangible Assets (continued)

Hooters Gaming Corporation, HI Limited Partnership, and Las Vegas Wings, Inc. agreed to subordinate payment of their respective fees in favor of certain payments required under the Company’s operating agreement.  Payment is further subject to meeting certain financial ratios associated with the Company’s Notes.

Slot customer list.  As part of the acquisition of the real property and other assets of the Hôtel San Rémo (see Note 2), the Company acquired the slot customer list valued by a third-party appraiser at $260,000.  It is being amortized over five years using the straight line method.

Goodwill.  As part of the allocation of the purchase price of the Hôtel San Rémo (see Note 2), the Company recorded goodwill from the acquisition of Hôtel San Rémo, representing the excess of the purchase price over the fair market value of assets acquired.

5.  Long-term Debt

Notes Offering

On March 29, 2005, the Company issued $130.0 million aggregate principal amount of 8¾% Senior Secured Notes due 2012, in a private placement (the “old notes”).  On August 5, 2005, the Company successfully exchanged all of the old notes for new notes (“the Notes”).  The Notes have substantially identical terms as the old notes, except that the Notes have been registered under the Securities Act of 1933.  Interest payments on the Notes are due semi annually, on April 1 and October 1.  The Notes are secured by all of the Company’s and, to the extent in existence, subsidiary guarantors’  1)  existing and future assets  (other than certain excluded existing and future assets), 2) the Company’s equity interest in any guarantors and 3) existing renovation disbursement and interest reserve accounts as described below.

The Notes are redeemable at the option of the Company on or after April 1, 2009. The indenture governing the Notes contains certain provisions which restrict or limit the Company’s ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets. The Company used the proceeds from the Notes to retire existing indebtedness and (together with cash from operations and proceeds from equipment financing), renovate and construct the Hooters Casino Hotel and provide for general working capital needs.  Related to this retirement of the then existing indebtedness, the Company recognized a loss on extinguishment of debt in the amount of $2,246,526 during the year ended December 31, 2005.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Long-term Debt (continued)

Senior Secured Credit Facility

The Company entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering of the old notes.  The Credit Facility is a four-year revolving credit facility of $15.0 million, maturing on March 30, 2009. The Credit Facility has no financial covenant requirements.  The Company drew $6.3 million against the Credit Facility as of December 31, 2007.

At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of December 31, 2007, the Credit Facility carried an interest rate of 8.54% per annum.  All the obligations under the Credit Facility are secured by first priority liens on and security interest in all of the Company’s and any guarantor’s existing and future properties and assets.  The lien on the collateral that secures the Notes are contractually subordinated to the liens securing the principal amount of borrowings under the Credit Facility of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses).  The Credit Facility required the Company to pay unused commitment fees of 0.50% per annum on any unused portion of the Credit Facility, and, if terminated prior to the third anniversary date, a prepayment premium of 1.00% of the maximum credit amount for each year or partial year remaining from the termination date to the third anniversary date.

Intercreditor Agreement

Concurrently with the closing of the old notes offering and the Credit Facility, the Company entered into an intercreditor agreement, which defines the rights of the lenders under the Credit Facility in relation to the rights of the trustee and the holders of the Notes with respect to the collateral securing the Notes. The intercreditor agreement, among other things, provides that the liens securing the Notes and any guarantees thereof are contractually subordinated (other than the security interests in the renovation disbursement account, which will be senior, and interest reserve account, which will not secure the Credit Facility) to the liens securing the principal amount of indebtedness of up to $15.0 million (plus related interest, fees, indemnities, costs and expenses) under the Credit Facility. The trustee’s ability to exercise rights and remedies in respect of the collateral are also subject to the terms of the intercreditor agreement.

Equipment Purchase Agreements

During the year ended December 31, 2007, and 2006 the Company entered into loan agreements to purchase approximately $0.3 million and $6.2 million in equipment, respectively.  The loans, which are collateralized by the equipment purchased, have terms ranging from 12 months to 5 years.  Interest rates imputed on slot equipment purchases of $6.0 million and hotel equipment purchase of $0.5 million were 3.3% and 11.8%, respectively.  At December 31, 2007 and 2006, $2.3 million and $4.0 million were outstanding under these agreements, respectively.

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Long-term Debt (continued)

Scheduled maturities of long-term debt are as follows (amount in thousands):

Years ending December 31,
2008	$2,035
2009	6,508
2010	41
2011	3
2012	130,000
Thereafter	—
Total	$138,587

6. Membership Interests

The initial capital contributions and membership interests in the Company for Florida Hooters LLC and EW Common LLC were established in exchange for the following:

Florida Hooters LLC contributed $5.0 million in cash and the intellectual property described in Note 4 for a 66 2/3% membership interest in the Company. Further, all pre-development costs incurred by Florida Hooters LLC are credited to the Florida Hooters LLC capital account.

EW Common LLC received a 33 1/3% membership interest with priority return for a $20.0 million deemed initial capital contribution as part of the Company’s acquisition of the real property and non-gaming assets of the Hôtel San Rémo. In October 2005, the Company secured their gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel casino.  Upon obtaining the necessary licenses to operate the hotel casino, the Company acquired the gaming assets from Eastern & Western consisting primarily of slot machines and customer lists and credited the capital account of EW Common LLC for an additional $5.0 million.  A 4% priority rate of return on the membership interest held by EW Common LLC commenced accruing upon completion of the renovation and the re-opening of Hooters Casino Hotel.

7.  Profit-Sharing Plan

The Company has a deferred compensation plan established pursuant to Section 401(k) of the Internal Revenue Code for all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service.  The Company’s contributions to the plan are at the

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Profit-Sharing Plan (continued)

discretion of the Company’s management board. The Company’s plan allows for a Company match of 25% of each dollar contributed by the employee, not to exceed 1% of a participant’s annual compensation.  Contributions of approximately $77,000 and $66,000 were made by the Company in 2007 and 2006,  respectively. There were no such contributions made during 2005.  Amounts expensed under the plan for administrative expenses for the years ended December 31, 2007, 2006 and 2005 totaled $12,145, $5,046 and $2,556, respectively.

8.  Lease Agreements

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

Under the provisions of the casino lease, Eastern & Western was allowed to deposit $30,000 into a “Capital Reserve Account” each month for capital improvements to the casino such as the purchase of gaming devices.  The casino lease also provided for Eastern & Western to fund $120,000 each month to a “Change in Control Reserve” and $55,000 to establish an “Expense Reserve” to be used for the payment of legal, accounting, and professional fees and other general business expenses including licensing renewal costs.  To the extent that these reserves were not used, they were paid to Eastern & Western at the termination of the lease.  On December 12, 2005, a payment of $1,127,628 was made to Eastern & Western by the Company for the balance of the reserves at October 31, 2005, which was treated by the Company as a purchase price adjustment.  Rental income earned under the casino lease totaled $1,250,000 for the year ended December 31, 2005.

Hotel Lease

The hotel lease between Eastern & Western and the Company covered those portions of the Hôtel San Rémo containing all non-casino areas, including the hotel.  The hotel lease was terminated on October 31, 2005.   Minimum lease payments due under the hotel lease consisted of a minimum rent and a percentage rent.  The minimum rent was $250,000 per month.   The percentage rent was equal to 100% of all

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  Lease Agreements (continued)

revenues received from the operations of the hotel, less actual operational expenses (including minimum rent).  The minimum rent was paid on a monthly basis on the first of each month and the percentage rent was paid in arrears on the first of each month.  Percentage rental income earned for the year ended December 31, 2005 was $1,689,324. The total rental income earned under the hotel lease was $4,189,324 for the year ended December 31, 2005.

9.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks (see Note 4), the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at December 31, 2007 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $1.5 million, $0.5 million, and $0.9 million, respectively.  As the Hooters Casino Hotel opening did not occur until February 2006, no fees were accrued by the Company for these royalties during the year ended December 31, 2005.  The payment of these royalty fees is restricted under the indenture governing the Notes.

Hawkeye Construction and Millwork, Inc.

Hawkeye Construction and Millwork, Inc. are co-owned by David Lageschulte, a member of the Company’s management board and an indirect beneficial owner of 33.27% of the Company’s membership interests.  Hawkeye Construction and Millwork, Inc. managed the construction and renovation of the Hooters Casino Hotel and received as compensation for such services 2% of the construction and furniture, fixtures and equipment costs, not to exceed a total of $600,000.  The Company’s payments to Hawkeye Construction and Millwork, Inc. in relation to the construction and renovation management agreement totaled $0.1 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively.

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  They continue to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The fees paid to

155 East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Related Party Transactions (Continued)

Provident during the years ended December 31, 2007, 2006, and 2005 totaled $1.8 million, $3.0 million, and $0.3 million, respectively.

The Notes issued by the Company require the Company to engage an independent valuation firm to determine that the related party transactions are valued at arm’s-length prices if the total expenditures to Provident aggregate $2.5 million. In 2006, a nationally-recognized valuation firm issued a favorable opinion that the related party transactions with Provident had been conducted in a manner consistent with the arm’s-length standard.

10.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $6.13 million at December 31, 2007.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and 13 Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were approximately $1.2 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of December 31, 2007, $1.8 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of

East Tropicana, LLC
(A Nevada Limited-Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Commitments and Contingencies (continued)

EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at December 31, 2007.

11.  Asset Purchase Agreement

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

Under the terms of the Agreement, as amended, the Buyer has offered to purchase essentially all of the assets of the Company for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Buyer will also be responsible for the Company’s $130.0 million in principal amount of 8.75% Senior Secured Notes due 2012.  In connection with the Agreement, as amended, the Company has received three nonrefundable deposit payments from the Buyer, including (1) a $1.0 million payment on May 7, 2007 and (2) a $0.5 million payment on August 14, 2007 and a $1.5 million deposit payment on November 26, 2007.

All deposits will be applied against the purchase price if the transaction closes. The Agreement, as amended, provides for a closing date on or before December 31, 2007, which the Buyer may extend under certain conditions by paying $0.5 million for each month the Agreement is extended. Four extension fees of $0.5 million each were received by the Company on December 31, 2007, January 31, 2008, February 29, 2008 and March 31, 2008.  The extension fees paid are not refundable and will not be credited toward the purchase price. Notwithstanding the Buyer’s right to extend the closing date, the Company may terminate the Agreement if the closing has not occurred on or before June 30, 2008.

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

Report of Independent Registered Public Accounting Firm

To S.I. Enterprises, Inc:

We have audited the accompanying combined balance sheet of Hôtel San Rémo Casino and Resort, a division of S.I. Enterprises, Inc., a Nevada corporation (the “Division”) as of October 31, 2005, and the related combined statements of operations, division equity (deficit), and cash flows for the ten months ended October 31, 2005.  These financial statements are the responsibility of the Division’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Hôtel San Rémo Casino and Resort at October 31, 2005, and the results of its combined operations and its combined cash flows for the ten months ended October 31, 2005  in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

February 9, 2006

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED BALANCE SHEET

October 31,
2005
Assets
Current assets:
Cash and cash equivalents	$2,903,020
Accounts receivable, net of allowance for doubtful accounts of $137,507 in 2005 and including related party interest receivables of $395,324 in 2005	1,392,338
Due from 155 East Tropicana, LLC	644,934
Due from Nevada Gaming Control Board	116,893
Inventories	200,208
Prepaid expenses	175,750
Deferred tax assets	776,614
Total current assets	6,209,757
Property and equipment:
Furniture, fixtures and equipment	7,177,825
Less accumulated depreciation	(6,040,293)
Net property and equipment	1,137,532
Deferred tax assets	825,550
Other assets	42,088
Total assets	$8,214,927

Liabilities and Division Equity
Current liabilities:
Accounts payable	$1,720,996
Accrued expenses	1,416,765
Income taxes payable to S.I. Enterprises, Inc.	1,216,743
Total current liabilities	4,354,504

Commitments and contingencies

Division equity	3,860,423
Total liabilities and division equity	$8,214,927

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF OPERATIONS

Ten Months Ended
October 31,
2005

Operating revenues:
Casino	$8,947,267
Food and beverage	5,556,404
Hotel and other	12,217,344
26,721,015
Less promotional allowances	(1,769,932)
Net operating revenues	24,951,083
Operating expenses:
Casino	5,274,642
Food and beverage	4,976,696
Hotel and other	3,628,525
General and administrative	6,678,543
Depreciation expense	334,790
Related party lease expense	5,439,324
Total operating expenses	26,332,520
Operating loss	(1,381,437)
Other income (expense):
Related party interest income	346,262
Interest expense	(7,398)
Other income (expense), net	338,864
Loss before income taxes	(1,042,573)
Benefit for income taxes	(396,633)
Net loss	$(645,940)

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF DIVISION EQUITY (DEFICIT)

Ten Months Ended
October 31,
2005
Balance, beginning of period	$7,472,515
Advances to affiliates, net	(2,966,152)
Net loss	(645,940)
Balance, end of period	$3,860,423

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

COMBINED STATEMENTS OF CASH FLOWS

Ten Months Ended
October 31,
2005
Cash Flow From Operating Activities
Net loss	$(645,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	334,790
Deferred income taxes	812,954
Change in operating assets and liabilities:
Accounts receivable	(221,490)
Provision for doubtful accounts	(9,338)

Due from Nevada Gaming Control Board	(116,893)
Inventories	74,749
Prepaid expenses	505,948
Accounts payable	110,836
Accrued expenses	(410,616)

Income taxes payable to S.I. Enterprises, Inc.	65,980
Net cash provided by operating activities	500,980

Cash Flow From Investing Activities
Capital expenditures	(21,781)
Net change in other assets	39,459
Net cash provided by investing activities	17,678

Cash Flow From Financing Activities

Net change in due from 155 East Tropicana, LLC	1,115,500
Principal payments on long-term debt	(235,905)
Advances to affiliates, net	(2,966,152)
Net cash used in financing activities	(2,086,557)

Decrease in cash and cash equivalents	(1,567,899)

Cash and cash equivalents, beginning of period	4,470,919
Cash and cash equivalents, end of period	$2,903,020

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$7,398

The accompanying notes are an integral part of these combined financial statements.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS

October 31, 2005

1.  Organization and Basis of Presentation

The accompanying combined financial statements present the operations of Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), a division of S.I. Enterprises, Inc. (the “Parent Company”), a Nevada Corporation, which is located in Las Vegas, Nevada.  Hôtel San Rémo commenced gaming operations on February 16, 1990.  The accompanying combined financial statements represent the assets, liabilities and operations of the hotel and gaming facilities and include certain accounts of Eastern & Western Hotel Corporation (“Eastern & Western”) and I&P Corporation, Colorado (“I&P”), both Nevada corporations.  The accompanying financial statements have been prepared as of the last day of operations, October 31, 2005, of Hôtel San Rémo by Eastern & Western as 155 East Tropicana, LLC assumed the operations of the hotel and casino as of November 1, 2005 upon which it secured its gaming and liquor licenses. Through October 31, 2005, Eastern & Western held the gaming license in Nevada and owned all gaming assets used by Hôtel San Rémo.  I&P owned the real property and non-gaming assets of Hôtel San Rémo until August 3, 2004, at which time they were acquired by 155 East Tropicana, LLC (see Note 2) and then leased back to Hôtel San Rémo pursuant to the casino lease and hotel lease arrangements (see Note 7).  Members of the Izumi family are 100% owners of the Parent Company, which owns 100% of Eastern & Western and owns 100% of I&P.  The principal business of Eastern & Western prior to the merger of I&P into Eastern & Western, was the owner and operator of the hotel.

On July 28, 2004, I&P was merged with and into Eastern & Western, with Eastern & Western assuming all assets and liabilities of I&P including the real property and non-gaming assets of Hôtel San Rémo.

Certain reclassifications, having no effect on net loss, have been made to the previously issued combined financial statements to conform to the current period’s presentation of the Hôtel San Rémo’s financial statements.  All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

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

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

2.  Acquisition by 155 East Tropicana, LLC (continued)

In October 2005, 155 secured the necessary gaming and liquor licenses and on November 1, 2005, assumed the operations of the hotel and casino.  On November 1, 2005, the remaining Hôtel San Rémo gaming assets were also transferred to 155 in exchange for an additional $5.0 million interest in 155 with a priority return.  The casino and hotel leases were terminated on October 31, 2005.   Immediately prior to the acquisition in 2004, the real property and non-gaming assets of Hôtel San Rémo with a net book value of $25,956,004 and long-term debt of $43,745,708 were transferred to EW Common LLC.  Because EW Common LLC and Hôtel San Rémo are entities under common control, these transfers were reflected as division equity transactions.

The acquisition was funded by 155 through a term loan totaling $48.5 million which was used to extinguish the Hôtel San Rémo’s existing indebtedness of $43.7 million, a commitment to pay the former owner of Hôtel San Rémo $1.3 million and the issuance to EW Common LLC of a 33 1/3% membership interest with priority return valued at $20.0 million.

On March 29, 2005, 155 successfully completed the issuance of $130 million in principal amount 8¾%, Senior Secured Notes due 2012 (the “old notes”).  On August 5, 2005, 155 successfully exchanged all of the old notes for new notes (the “Notes”).  Proceeds from the Notes offering were used principally to renovate the Hôtel San Rémo into the Hooters Casino Hotel.

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

Allowances for Doubtful Accounts.  The Hôtel San Rémo reserves an estimated amount for receivables that may not be collected.  Historical collections rates and customer relationships are considered in determining specific reserves.  Bad debt expense was $45,000 and $48,000 for the ten months ended October 31, 2005 and for the year ended December 31, 2004, respectively.

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

Casino Revenues and Promotional Allowances.  In accordance with industry practice, Hôtel San Rémo recognizes as casino revenue the net win from gaming activities, which is the difference between

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Policies (continued)

gaming wins and losses. The retail value of rooms, food and beverage furnished to customers without charge is included in gross revenue and then deducted as promotional allowances.

The estimated departmental costs of providing such promotional allowances are included in casino operating expenses and consist of the following:

Ten months ended
October 31, 2005
Food and beverage	$558,702
Hotel and other	75,641
$634,343

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

In February 2001, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus in EITF Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products to Be Delivered in the Future.”  EITF Issue No. 00-22 requires that the redemption of points for cash be recognized as a reduction of revenue.  In accordance with EITF Issue No. 00-22, Hôtel San Rémo has recorded the cost of points earned and redeemed for complimentary services/cash rebates as promotional allowances.  Such amounts totaled $89,222 for the ten months ended October 31, 2005.

Advertising.  Prepaid advertising costs are expensed the first time the advertising takes place.  Prepaid advertising included in prepaid expenses was $20,270 at October 31, 2005.  Advertising costs included in general and administrative expenses were $473,834 for the ten months ended October 31, 2005.

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

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

3.  Summary of Significant Accounting Policies (continued)

Reclassifications.  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

4.  Due from Affiliates

At October 31, 2005 Hôtel San Rémo had unsecured demand notes receivable from various related parties in the aggregate amount of $11,449,000. These notes bear interest at variable rates, ranging from 3.4% to 5.0% at October 31, 2005.  Hôtel San Rémo has recorded interest income related to these notes of $346,262 for the ten months ended October 31, 2005.  The notes receivable at October 31, 2005 are included in Hôtel San Rémo’s division equity.

Included in accounts receivable at October 31, 2005 are related party interest receivables and other receivables of $395,324.

In addition, at October 31, 2005, Hôtel San Rémo had a receivable in the amount of $644,934 from 155.

Hôtel San Rémo has a deferred compensation plan established pursuant to Section 401(k) of the Internal Revenue Code for all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service.  Hôtel San Rémo’s contributions to the plan are at the discretion of the Parent Company’s board of directors and cannot exceed $1,500 or 6% of the participant’s compensation.  There were no contributions made during 2005.  Amounts expensed under the plan for administrative expenses for the ten months ended October 31, 2005 totaled $329.

5.  Profit-Sharing Plan

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

6.  Lease Agreements

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

Minimum lease payments due under the hotel lease consist of a minimum rent and a percentage rent. The minimum rent was $250,000 per month. The percentage rent was equal to 100% of all revenues received from the operation of the hotel, less actual operational expenses (including minimum rent) and working capital reserves which were determined and agreed upon monthly by 155 and Eastern & Western.  No capital reserves were agreed to for the period from August 3, 2004 through October 31, 2005. While the minimum rent was paid on a monthly basis, the percentage rent was paid in arrears to 155 on the first day of each calendar quarter.  Rent for any partial month was prorated based on a thirty-day month.  Percentage rental expense incurred for the ten months ended October 31, 2005 totaled $1,689,324.

Total rental expense under the casino and hotel leases was $5,439,324 during the ten months ended October 31, 2005.

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

7.  Income Taxes

Hôtel San Rémo is a division included in the consolidated federal income tax return of the Parent Company.  Accordingly, the current federal tax liability or benefit resulting from the taxable income or loss generated by Hôtel San Rémo is recognized by the Parent Company in its consolidated federal income tax return.

The components of the Hôtel San Rémo’s income tax provision (benefit) from continuing operations for the ten months ended October 31, 2005 were as follows (amounts in thousands):

Ten months ended
October 31,
2005
(in thousands)
Current tax expense	$66
Deferred tax benefit	(463)
Total	$(397)

A reconciliation of Hôtel San Rémo’s income tax provision (benefit) as compared to the tax provision calculated by applying the federal statutory rate (35%) to loss before income taxes for the ten months ended October 31, 2005, is as follows (amounts in thousands):

Ten months ended
October 31,
2005
(in thousands)
Computed income tax expense at statutory rate	$(365)
General business credits net of disallowed employment taxes	(32)
Total	$(397)

The income tax effects of temporary differences between financial and income tax reporting that give rise to deferred tax assets and liabilities at October 31, 2005 are as follows:

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

7.  Income Taxes (continued)

	October 31,	December 31,
	2005	2004
	(in thousands)
Deferred tax assets
Accrued expenses	$524	$265
Bad debt reserve	48	51
Intangibles	346	204
Capitalized interest	13	13
AMT and general business credits	694	617
Total deferred tax assets	1,625	1,150

Deferred tax liabilities
Fixed assets, primarily depreciation	(23)	—
Total deferred tax liabilities	(23)	—

Net deferred tax asset	$1,602	$1,150

At October 31, 2005, Hôtel San Rémo had $476,831 of alternative minimum tax (“AMT”) credits and $217,109 of general business credits available to offset future federal tax.  The AMT credit does not have an expiration date.  The general business credits will start to expire in 2024.

The current payable for income taxes at October 31, 2005 is recorded in income taxes payable to the Parent Company in the accompanying combined balance sheets.

On February 28, 2005, the Parent Company converted from a Nevada corporation to a Nevada limited-liability company.  Effective on the date of conversion, the Parent Company elected to retain its “C” corporation status for federal income tax purposes.

8.  Commitments and Contingencies

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

Hôtel San Rémo Casino and Resort

(Division of S.I. Enterprises, Inc.)

NOTES TO COMBINED FINANCIAL STATEMENTS (CONTINUED)

9.  Subsequent Events

On December 12, 2005, Hôtel San Rémo received a payment of $2,158,131 (inclusive of the payment of $1,127,628 discussed in Note 6) from 155 in additional consideration associated with the sale of the Hôtel San Rémo pursuant to an Amended and Restated Joint Venture Agreement and the Amended and Restated Casino Lease Agreement with 155.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9(A).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was done with the participation of our management, including our Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our managers, as appropriate to allow timely decisions regarding required disclosure.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d- 15(e)) as of December 31, 2007, and have concluded that these are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Management’s Report on Internal Control Over Financial Reporting

                The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

                Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

                This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information summarizes the business experience during at least the past five years of each of our executive officers and the members of our management board.

Name	Age	Position(s)
Neil G. Kiefer	56	Chief Executive Officer
Michael J. Hessling	55	President and Management Board
Gary A. Gregg	57	Chief Operating Officer
Deborah J. Pierce	59	Chief Financial Officer
John T. Blakely	63	Management Board
Gilbert DiGiannantonio(1)	59	Management Board
Edward C. Droste	56	Management Board
Sukeaki Izumi(2)	70	Management Board
Toyoroku Izumi(2)	45	Management Board
Dennis D. Johnson	57	Management Board
David L. Lageschulte	56	Management Board
William R. Ranieri(1)	87	Management Board

(1)             Mr. DiGiannantonio is the son-in-law of Mr. Ranieri.

(2)             Mr. Sukeaki Izumi is the father of Mr. Toyoroku Izumi.

Business Experience

Neil G. Kiefer.  Mr. Kiefer was appointed our Chief Executive Officer in August 2004. Mr. Kiefer has been involved in the Hooters organization since its inception in 1983, when he incorporated the original Hooters entity, Hooters Inc. From 1983 to 1992, Mr. Kiefer served as general outside counsel to Hooters Inc. and its related Hooters entities. From May 1992 to June 1994, Mr. Kiefer served as President and Chief Executive Officer of Hooters Management Corporation, the managing entity for Hooters Inc. and its affiliated companies. Since June 1994, Mr. Kiefer has served as President and Chief Executive Officer of Hooters Inc. and all other Hooters corporations affiliated with Hooters Inc. Mr. Kiefer was elected to the Hooters Inc. board of directors in 1994 and continues to serve on the board.

Michael J. Hessling.  Mr. Hessling was appointed to our management board in July 2004 and was appointed our President in June 2006. Mr. Hessling has been involved in the gaming industry since 1979 when he joined Caesars Palace as Manager of Financial Planning. Before his departure in 1983, Mr. Hessling was promoted to Assistant Vice President of Planning and Administration and, after assisting in the opening of Caesars Tahoe, served as management liaison between the Tahoe and Las Vegas operations. During 1983, Mr. Hessling served as Vice President of Casino Operations for CSP, a management company that operated the Dunes Hotel & Casino. From 1983 to 1988, Mr. Hessling served as general manager of several small casinos in Las Vegas. From 1989 to 2005, Mr. Hessling was a part owner of and served as Treasurer and a director for Beatty Future Inc., which owned a casino motel in rural Nevada. From 1989 until June 2004, Mr. Hessling served as Executive Vice President, General Manager and Chief Operating Officer of the Hôtel San Rémo.

Gary A. Gregg.  Mr. Gregg was appointed our Chief Operating Officer in October 2006.  From 1988 to 1993, Mr. Gregg served as President for the Flamingo Hilton Laughlin and was responsible for the property’s operations and profitability.  From 1993 to 1997, Mr. Gregg served as President and Senior Vice President for the Las Vegas Hilton and Hilton Hotels Corporation, where he was responsible for the company’s overall operations and profitability.  From 1998 to 2001, Mr. Gregg served as General Manager for the Regency Casino by Hyatt located in Thessaloniki, Greece, where, in addition to his operational responsibilities, he was also responsible for overall regulatory issues including administration of all policies and procedures.  From 2001 to 2003, Mr. Gregg served as General Manager for the Hollywood Casino located in Shreveport, Louisiana where he was also responsible for the operational and regulatory aspects of the company’s business.  From July 2004 until October 2006, Mr. Gregg served as President for Daily Edge, LLC where he managed sales representatives, trade shows, and associated sales and marketing services.

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

Gilbert DiGiannantonio.  Mr. DiGiannantonio was appointed to our management board in July 2004. Mr. DiGiannantonio is one of the original founders of the Hooters restaurant, concept and brand. He served as the Vice President of Operations and Vice President of Hooters Inc. in past years. Mr. DiGiannantonio is also the co-owner of one Hooters restaurant in Las Vegas, Nevada. In addition, he is an owner of the Pete & Shorty’s of Clearwater restaurant.

Edward C. Droste.  Mr. Droste was appointed to our management board in July 2004. Mr. Droste is one of the original founders of the Hooters restaurant, concept and brand. Mr. Droste co-founded several restaurant concepts, including Pete & Shorty’s Tavern and Adobe Gila’s and was involved in the conceptual development of Dan Marino’s Town Tavern and Stumps Supper Club. Currently, Mr. Droste serves as Chief Executive Officer of Provident Management Corporation, a resort management company, which he founded (since 1989), and as a director for Hooters Management Corporation (since 1992). In 1986, Mr. Droste founded Provident Advertising & Marketing, Inc., which is responsible for coordinating the promotional activities for the Hooters restaurants and the national distribution of the Hooters calendar. In 1995, Mr. Droste founded Provident Entertainment, Inc., an entertainment company that produces a two-hour radio talk show and is in talks to produce a motion picture. Mr. Droste also serves on the board of directors for the Outback Bowl (since 2004), the H. Lee Moffitt Cancer Center & Research Institute Foundation, Inc. (since 2003), and the Clearwater Regional Chamber of Commerce (since 1993).  In January 2007, Mr. Droste began serving a two-year term as the Executive Vice Chairman for the H. Lee Moffitt Cancer Center and Research Institute Foundation, Inc.

Sukeaki Izumi.  Mr. Izumi was appointed to our management board in July 2004. Mr. Izumi was the founder of Eastern & Western, which was formed in 1988 to acquire, remodel, expand and operate the Hôtel San Rémo property. Since 1988, Mr. Izumi has served as the President and Director of Eastern & Western.  Mr. Izumi also serves as President and Director of S.I. Enterprises, LLC (formerly known as S.I. Enterprises, Inc.), the entity which wholly owns Eastern & Western (since 1990and I & F Corporation, Japan (since 1973).  ).  He also owned Beatty Future, Inc. from 1989 to 2005, which owned a casino motel in rural Nevada.   Mr. Izumi served as President, Chairman and Director of Hakusui Tech, Co., Ltd. from 1992 to 2002. Hakusui Tech. Co., Ltd. filed an application for the commencement of civil rehabilitation proceedings with a Japanese court in June 2002. As a result of such filing, the company underwent court-supervised reorganization.  On January 31, 2006, the Japanese court has released Hakusui Tech. Co., Ltd. from its supervision, and Hakusui Tech. Co., Ltd. is no longer involved in civil rehabilitation proceedings.  Currently, Hakusui Tech. Co., Ltd. is a good standing corporation.

Toyoroku Izumi.  Mr. Izumi was appointed to our management board in July 2004. Mr. Izumi has been a director, Secretary and Treasurer of Eastern & Western since 1990. From 1996 to 2002, Mr. Izumi served as Vice President of Beatty Future, Inc., an entity in which he has an ownership interest. Mr. Izumi also serves as director, Treasurer and Assistant Secretary of S.I. Enterprises, LLC (formerly known as S.I. Enterprises, Inc.), the entity that wholly owns Eastern & Western (since 1995), and as a director of I&F Corporation, Japan (since 1997). Mr. Izumi has been serving as the President of Hakusui Tech, Co., Ltd. since 2000. Hakusui Tech. Co., Ltd. filed an application for the commencement of civil rehabilitation proceedings with a Japanese court on June 21, 2002. As a result of such filing, the company underwent court-supervised reorganization.  On January 31, 2006, the Japanese court has released Hakusui Tech. Co., Ltd. from its supervision, and Hakusui Tech. Co., Ltd. is no longer involved in civil rehabilitation proceedings.  Currently, Hakusui Tech. Co., Ltd. is a good standing corporation.

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

Compensation Discussion and Analysis

We do not have a compensation committee or formalized program for determining executive compensation.  All decisions regarding executive compensation for the Chief Executive Officer, President, and Chief Operating Officer are made at the sole discretion of our management board.  Our Chief Executive Officer, President, and Chief Operating Officer have the discretion to award reasonable annual pay increases for other executives.  The management board has not used an outside consultant in connection with making compensation decisions.

Our management board strives to award executive compensation at a level that will attract, motivate, and retain talented and dedicated executive officers.  For the fiscal year ended December 31, 2007, the components of compensation for named executive officers were base salary, paid premiums for life insurance policies, and company contributions to our 401(k) plan.

In setting base salaries, the management board considers executive experience, current position’s responsibility, and certain relevant market data. Bonuses may be awarded to salaried employees and executive management. The bonuses are discretionary and are based on financial achievement evaluated at the time the bonuses are granted.  No bonuses were awarded for the fiscal year ended December 31, 2007 based on the financial level achieved by the Company.

Executive officers are eligible to participate in our 401(k) plan as are all regular full-time employees not covered by a collective bargaining agreement who have completed at least three months of continuous service.  The Company’s contributions to the 401(k) plan are at the discretion of the management board.  The Company’s plan allows for a company match of 25% of each dollar contributed by the employee, not to exceed 1% of a participant’s annual compensation.

Summary Compensation Table

The following table sets forth the cash compensation we paid to the five most highly compensated employees during the year ended December 31, 2007 for services to the Chief Executive Officer, Chief Financial Officer, and certain other most highly compensated executive officers during the year ended December 31, 2007:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Neil G. Kiefer	2007	$100,000	$—	$1,000	$101,000
Chief Executive Officer	2006	$101,964	$—	$1,552	$103,516
Deborah J. Pierce	2007	$160,961	$—	$2,155	$163,116
Chief Financial Officer	2006	$154,230	$—	$2,095	$156,325
Michael J. Hessling	2007	$275,000	$—	$1,188	$276,188
President	2006	$276,340	$—	$1,188	$277,528
Kim L. Tyler	2007	$160,957	$—	$2,155	$163,112
Sr. VP of Food & Beverage	2006	$154,406	$50,000	$2,590	$206,996
Gary Gregg	2007	$250,000	$—	$2,488	$252,488
Chief Operating Officer

(1)	All other compensation includes $538 in premiums paid for life insurance policies insuring the lives of the executive officers and the Company’s contributions to the employees’ 401(k) plan.

Employment Contracts

Effective October 31, 2006, we signed an employment agreement with Michael J. Hessling to serve as President.  The terms of the agreement stated that Mr. Hessling serve as our President for a period of one year from the effective date of the agreement.  Under the signed employment agreement, Mr. Hessling was paid an annual base salary of $275,000 and was entitled to participate in a bonus program, if a bonus program had been established for our senior management team. Subsequent to October 31, 2007, Mr. Hessling has continued to serve as President without an employment contract, at the same annual base salary of $275,000.

Effective October 30, 2006, we signed an employment agreement with Gary A. Gregg to serve as Chief Operating Officer.  The terms of the agreement states that Mr. Gregg will serve as our Chief Operating Officer for a period of three years from the effective date of the agreement.  Under the signed employment agreement, Mr. Gregg will be paid an annual base salary of $250,000 and will be eligible to receive an annual performance bonus based on targeted EBITDA (as defined in the employment agreement) levels.  If we choose to terminate Mr. Gregg’s employment without cause, Mr. Gregg will be entitled to receive separation pay equal to six months of base salary at the then current rate.  On March 23, 2007, we signed a change of control agreement with Mr. Gregg, which will expire on April 30, 2008.  The agreement defines a change of control as the successful sale of a majority of our membership interests as contemplated in the revised letter of intent that was signed by us on March 14, 2007.  Under the change of control agreement, if employed by us at the time of a change in control, Mr. Gregg is entitled to receive a change of control bonus equal to his then current salary plus the prorated amount of any annual bonus he would have been entitled to at the end of the calendar year under his employment agreement.  If Mr. Gregg is terminated without cause within twelve months after the change of control, he will be entitled to an additional amount of up to twelve months salary.  The change of control agreement lists the circumstances under which we can terminate the agreement. The purpose of the change of control agreement is to provide an incentive to Mr. Gregg to continue employment with the Company through at least the change of control date.

Effective February 1, 2005, we signed an employment agreement with Deborah J. Pierce to serve as our Chief Financial Officer.  Under the signed employment agreement, Ms. Pierce will be paid an annual base salary of $150,000 plus annual raises, and will be entitled to participate in a bonus program for up to $50,000, if a bonus program is established.  If we choose to terminate Ms. Pierce’s employment without cause, Ms. Pierce will be entitled to receive separation pay equal her monthly gross salary for six months after the termination.  On March 23, 2007, we signed a change of control agreement with Ms. Pierce, which will expire on April 30, 2008.  The agreement defines a change of control as the successful sale of a majority of our membership interests as contemplated in the revised letter of intent that was signed by us on March 14, 2007.  Under the change of control agreement, if employed by us at the time of a change in control, Ms. Pierce is entitled to receive a change of control bonus equal to one half of her then current salary.  If Ms. Pierce is terminated without cause within six months after the change of control, she will be entitled to an additional amount of up to six months salary on the condition that she continues to assist us in finalizing our records for a reasonable period.  The change of control agreement lists the circumstances under which we can terminate the agreement. The purpose of the change of control agreement is to provide an in incentive to Ms. Pierce to continue employment with the Company through the change of control date and to a reasonable period beyond. In 2007, in recognition of the additional work involved with duties associated with the Asset Purchase Agreement between the Company and Hedwigs Las Vegas Top Tier, LLC, the Company signed a bonus agreement with Deborah J. Pierce awarding a bonus of $40,000 at the time the transaction is consummated or a $20,000 bonus if the transaction is not consummated.

Effective October 27, 2004, we signed an employment agreement with Kim L. Tyler to serve as our Senior Vice-President of Food and Beverage.  Under the signed employment agreement, Mr. Tyler will be paid an annual base salary of $150,000 plus annual raises, and will be entitled to participate in a bonus program for up to $50,000, if a bonus program is established.  If we choose to terminate Mr. Tyler’s employment without cause, Mr. Tyler will be entitled to receive separation pay equal his monthly gross salary for six months after the termination.  On March 23, 2007, we signed a change of control agreement with Mr. Tyler, which will expire on April 30, 2008.  The agreement defines a change of control as the successful sale of a majority of our membership interests as contemplated in the revised letter of intent that was signed by us on March 14, 2007.  Under the change of control agreement, if employed by us at the time of a change in control, Mr. Tyler is entitled to receive a change of control bonus equal to one half of his then current salary.  If Mr. Tyler is terminated without cause within six months after the change of control, he will be entitled to an additional amount of up to six months salary.  The change of control agreement lists the circumstances under which we can terminate the agreement.  The purpose of the change of control agreement is to provide an incentive to Mr. Tyler to continue employment with the Company through at least the change of control date.

Compensation of Management Board

The members of our management board currently do not receive any separate compensation for serving on our management board. All members of our management board are reimbursed for air, meal, and other travel expenses incurred in connection with attendance at board meetings.

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

Management Board Interlocks and Insider Participation

Gary A. Gregg, our Chief Operating Officer, participates in discussions regarding compensation for executive officers and other employees.

THE FOLLOWING REPORT OF THE MANAGEMENT BOARD SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SEC UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

Management Board Compensation Report

Our management board has reviewed and discussed the above Compensation Discussion and Analysis with our management and determined that the Compensation Discussion and Analysis be included in this annual report.

March 30, 2008	MANAGEMENT BOARD Michael J. Hessling Toyoroku Izumi Sukeaki Izumi William R. Ranieri David L. Lageschulte Edward C. Droste Gilbert DiGiannantonio John T. Blakely Dennis D. Johnson

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows information regarding the beneficial ownership of our membership interests as of December 31, 2007, and sets forth the number of and percentage owned by:

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

(8)                          The membership interests of EW Common LLC are owned 90% by Eastern & Western and 10% by Michael Hessling.

(9)                          Eastern & Western is wholly owned by S.I. Enterprises, Inc.

(10)                    S.I. Enterprises, Inc. was converted into a limited-liability company on February 28, 2005 and is now known as S.I. Enterprises, LLC. The interests in S.I. Enterprises, Inc. are owned 93% by Toyoroku Izumi and 7% by Sukeaki Izumi. By virtue of its sole ownership of Eastern & Western, S.I. Enterprises, Inc. is deemed to beneficially own all of our membership interests beneficially owned by Eastern & Western.

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

The Company’s Compliance Policies consider related party transactions as “potential conflicts of interest”.  Before engaging in “potential conflicts of interest,” proposed activities are reviewed by company management and reported to the Compliance Committee, which comprises of two management board members and three company officers.  The management board also reviews all related party transactions on a case by case basis and approves any such transaction in accordance with Nevada corporate law.  In addition, the Notes issued by us prohibit us from entering into certain transactions with certain related parties unless it is determined that the terms of the transaction are fair and reasonable to us, and no less favorable than could have been obtained in an arm’s length transaction with an unrelated party.  The Notes require additional approvals before we may enter into certain related transactions in which the consideration to either party in the transaction would exceed specified thresholds.

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

Pursuant to the terms of our assignment agreement with Florida Hooters LLC, we accrued the following fees beginning on February 3, 2006, the opening of the Hooters Casino Hotel:

•                  Hooters Gaming Corporation.  We pay Hooters Gaming Corporation a fee equal to three percent of all net gaming revenues generated from our gaming activities (as defined by Nevada law). The fee accrues on a monthly basis.

•                  Las Vegas Wings, Inc.  We pay Las Vegas Wings, Inc. a consent fee equal to four percent of gross cash sales from any Hooters branded restaurant and three percent of the gross cash sales of any merchandise with a Hooters logo at any location on or about the Hooters Casino Hotel.  This consent fee accrues monthly.

•                  Lags Ventures, Inc.  The “Dan Marino’s Fine Food & Spirits” and “‘13’ Martini Bar” marks used in connection with restaurant services at the Hooters Casino Hotel property, require us to pay Lags Ventures, Inc. a royalty equal to six percent of gross cash sales generated from such establishments. This mark fee is calculated on a monthly basis, subject to any subordination or deferral agreed to by Lags Ventures, Inc., and is payable no later than 30 days after the termination of the preceding full calendar month. In addition to the mark fee, we pay Lags Ventures, Inc. all training fees, set-up fees and other start-up items customarily incurred by Lags Ventures, Inc. in similar licensing situations. These additional fees and amounts are not and will not be subordinated or deferred to any other amount.

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

Other Transactions

Provident Advertising & Marketing, Inc.  Provident Advertising & Marketing, Inc.’s majority shareholder is Edward C. Droste, a member of our management board and an indirect beneficial owner of 3.96% of our membership interests.  Beginning 2004, Provident Advertising & Marketing, Inc. provided us with services relating to the planning and development of an advertising and marketing plan.  The aggregate marketing fee and merchandise fee paid to Provident Advertising & Marketing, Inc. for the years ended December 31, 2007, 2006 and 2005 was approximately $0.2 million, $0.6 million and $0.2 million, respectively.  For the years ended December 31, 2007, 2006 and 2005, we paid $1,553,184, $3,033,070 and $89,511, respectively, to Provident Merchandise Sourcing, and $502, $6,420 and $179, respectively, to Provident Creative for uniforms and for merchandise to sell in our gift shops.  Both Provident Merchandise Sourcing and Provident Creative are affiliated with Provident Advertising & Marketing, Inc.  We will continue to engage Provident Advertising & Marketing, Inc. for the continued development and implementation of a strategic marketing plan in connection with the Hooters Casino Hotel.

Our Notes indenture required that we engage an independent valuation firm to determine that the related party transactions are valued at arm’s-length prices if the total expenditures to Provident aggregate $2.5 million.  A nationally-recognized valuation firm issued a favorable opinion in 2006 that the related party transactions with Provident had been conducted in a manner consistent with the arm’s length standard.

Eastern & Western Hotel Corporation.  After acquiring the property, but prior to obtaining our gaming licenses, we entered into a casino lease with Eastern & Western as the operator of all areas of the Hôtel San Rémo relating to casino gaming. Pursuant to the terms of the lease, Eastern & Western leased from us those portions of the Hôtel San Rémo containing the showroom, gaming and liquor servicing areas, including areas containing and immediately adjacent to slot machines, video machines, all gaming devices, table games, the poker room, keno area, baccarat areas, and other areas which are subject to direct supervision by the Nevada Gaming Authorities, as well as all surveillance areas, counting rooms, cashier cages and other areas ancillary to casino gaming. We also entered into a hotel lease with Eastern & Western as the operator of all non-casino areas of the Hôtel San Rémo. These leases were terminated on November 1, 2005, after we received our gaming licenses.  Eastern & Western paid us an aggregate amount of approximately $5.4 million under the leases during the year ended December 31, 2005.

Hawkeye Construction and Millwork, Inc.  Hawkeye Construction and Millwork, Inc. is co-owned by David Lageschulte, a member of our management board and an indirect beneficial owner of 33.27% of our membership interests. In February 2005, we entered into an agreement with Hawkeye Construction and Millwork, Inc. whereby Hawkeye Construction and Millwork, Inc. would manage the construction and renovation project at the hotel casino property. Total compensation for services is two percent (2%) of the construction and furniture, fixtures and equipment costs, but will not exceed $600,000. The fee is paid on a monthly basis.  The Company’s payments to Hawkeye Construction and Millwork, Inc. in relation to the construction and renovation management agreement totaled $0.1 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. No payments were made to Hawkeye Construction in the year ended December 31, 2007.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Ernst & Young LLP, our principal accountants, to us and Hôtel San Rémo Casino and Resort for 2007, 2006 and 2005 are as follows:

155 East Tropicana, LLC	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Audit fees (1)	$190,021	$187,631	$104,626
Audit-related fees (2)	—	—	8,100
All other fees (3)	—	5,025	410,202
Total fees	$190,021	$192,656	$522,928

Hôtel San Rémo Casino and Resort	Ten months ended October 31, 2005
Audit fees (1)	$97,068
Audit-related fees (2)	—
Tax fees	—
All other fees	—
Total fees	$97,068

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

(2)          Represents the aggregate fees Ernst & Young LLP billed us and Hôtel San Rémo Casino and Resort for assurance and related services that are reasonably related to the performance of the audits in 2007, 2006 and 2005.

(3)          Represents the aggregate fees Ernst & Young LLP billed for other than the items described in 1—3 above. The fees of $5,025 paid in 2006 represent fees billed to us for professional services rendered in connection with the agreed-upon-procedures related to the ownership transfer of the Hôtel San Rémo Casino and Resort.  The fees of $410,202 paid in 2005 represent fees billed to us for assistance related to the offering of the old notes and the registration statement on Form S-4, declared effective by the Securities and Exchange Commission on June 24, 2005.

We do not have an audit committee.  Fees paid to Ernst & Young LLP, our principal accountants, are pre-approved by the Chief Financial Officer and President.

PART IV

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

155 EAST TROPICANA, LLC
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2008		Neil G. Kiefer
	Its:	Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	Chief Executive Officer (Principal Executive Officer)	March 31, 2008
Neil G. Kiefer

/s/ Deborah J. Pierce	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
Deborah J. Pierce

/s/ Michael Hessling	President and Management Board	March 31, 2008
Michael Hessling

/s/ Toyoroku Izumi	Management Board	March 31, 2008
Toyoroku Izumi

/s/ Sukeaki Izumi	Management Board	March 31, 2008
Sukeaki Izumi

/s/ William Ranieri	Management Board	March 31, 2008
William Ranieri

/s/ David Lageschulte	Management Board	March 31, 2008
David Lageschulte

/s/ Edward Droste	Management Board	March 31, 2008
Edward Droste

/s/ Gilbert DiGiannantonio	Management Board	March 31, 2008
Gilbert DiGiannantonio

/s/ John Blakely	Management Board	March 31, 2008
John Blakely

/s/ Dennis Johnson	Management Board	March 31, 2008
Dennis Johnson

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

155 EAST TROPICANA FINANCE CORP.
(Registrant)

	By:	/s/ Neil G. Kiefer
Date: March 31, 2008		Neil G. Kiefer
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

Signature	Title	Date

/s/ Neil G. Kiefer	President (Principal Executive Officer)	March 31, 2008
Neil G. Kiefer

/s/ Deborah J. Pierce	Treasurer (Principal Financial and Accounting Officer)	March 31, 2008
Deborah J. Pierce

/s/ Michael Hessling	Vice President, Secretary and Director	March 31, 2008
Michael Hessling

/s/ Toyoroku Izumi	Director	March 31, 2008
Toyoroku Izumi

/s/ Sukeaki Izumi	Director	March 31, 2008
Sukeaki Izumi

/s/ William Ranieri	Director	March 31, 2008
William Ranieri

/s/ David Lageschulte	Director	March 31, 2008
David Lageschulte

/s/ Edward Droste	Director	March 31, 2008
Edward Droste

/s/ Gilbert DiGiannantonio	Director	March 31, 2008
Gilbert DiGiannantonio

/s/ John Blakely	Director	March 31, 2008
John Blakely

/s/ Dennis Johnson	Director	March 31, 2008
Dennis Johnson

EXHIBIT INDEX

Index No.	Description
3.1

Articles of Organization of 155 East Tropicana LLC dated June 17, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.2

Amended and Restated Articles of Organization of 155 East Tropicana LLC dated June 28, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.3

Articles of Incorporation of 155 East Tropicana Finance Corp dated March 7, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.4

Articles of Organization of EW Common LLC dated July 23, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.5

Articles of Organization of Florida Hooters LLC dated June 15, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.6

Amended and Restated Articles of Organization of Florida Hooters LLC dated November 5, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.7

Amended and Restated Operating Agreement of 155 East Tropicana, LLC dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.8

Code of Bylaws of 155 East Tropicana Finance Corp. dated March 8, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.9

Operating Agreement of EW Common LLC dated July 30, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

3.10

Operating Agreement of Florida Hooters LLC dated July 30, 2004, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

4.1

Indenture among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and The Bank of New York Trust Company, N.A. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

4.2

Registration Rights Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp, Florida Hooters LLC, EW Common LLC, Jefferies & Company, Inc. and Wells Fargo Securities, LLC dated March 29, 2005. , incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.1

Purchase Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp, Jefferies & Company, Inc. and Wells Fargo Securities, LLC dated March 23, 2005. , incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.2

Senior Secured Notes Security Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and The Bank of New York Trust Company, N.A. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.3

Guarantee and Pledge Agreement between Eastern & Western Hotel Corporation and The Bank of New York Trust Company, N.A. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.4

Parent Pledge Agreement among Florida Hooters LLC, EW Common LLC and The Bank of New York Trust Company, N.A. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005

10.5

Trademark Security Agreement among 155 East Tropicana LLC, 155 East Tropicana Finance Corp and The Bank of New York Trust Company, N.A. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.6

Credit Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.7

Amendment Number One to Credit Agreement dated January 30, 2006, incorporated by reference to registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 2, 2006.

10.8

Security Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.9

Securities Account Control Agreement between Wells Fargo Foothill, Inc., Eastern & Western Hotel Corporation, Wells Fargo Brokerage Services, LLC dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.10

Securities Account Control Agreement between Wells Fargo Foothill, Inc., 155 East Tropicana, LLC and Wells Fargo Brokerage Services, LLC dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.11

Collateral Account Control Agreement among 155 East Tropicana, LLC, The Bank of New York Trust Company, N.A. dated March 29, 2005 (Interest Reserve Account) , incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.12

Cash Collateral and Disbursement Agreement among The Bank of New York Trust Company, N.A., and 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.13

Guarantee and Pledge Agreement between Eastern & Western Hotel Corporation and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.14

Parent Pledge Agreement among Florida Hooters, LLC, EW Common LLC and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.15

Intercompany Subordination Agreement among 155 East Tropicana, LLC, 155 East Tropicana Finance Corp. and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.16

Intercreditor and Lien Subordination Agreement among Wells Fargo Foothill, Inc., The Bank of New York Trust Company, N.A., 155 East Tropicana, LLC and 155 East Tropicana Finance Corp. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.17

Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement by and from 155 East Tropicana, LLC, to Lawyers Title of Nevada, Inc for the benefit of Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.18

Leasehold Deed of Trust, Fixture Filing with Assignment of Rents and Leases, and Security Agreement to Lawyers Title of Nevada, Inc. for the benefit of Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.19

Assignment of Entitlements, Contracts, Rents and Revenues between 155 East Tropicana, LLC and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.20

Assignment of Entitlements and Contracts between Eastern & Western Hotel Corporation and Wells Fargo Foothill, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.21

Subordination and Attornment Agreement and Estoppel Certificate between Wells Fargo Foothill, Inc., Eastern & Western Hotel Corporation and 155 East Tropicana, LLC dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.22

Consent to Collateral Assignment of Contract by C&B Nevada, Inc. and Wells Fargo Foothills, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.23

Consent to Collateral Assignment of Contract by The PENTA Building Group, Inc. and Wells Fargo Foothills, Inc. dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.24

Control Agreement among Wells Fargo Foothill, Inc. Florida Hooters LLC, EW Common LLC and 155 East Tropicana, LLC dated March 29, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.25

Amended and Restated Joint Venture Agreement between EW Common LLC, Eastern & Western Hotel Corporation and Florida Hooters dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.26

Amended and Restated Assignment Agreement between Hooters Gaming Corporation and Florida Hooters, LLC dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.27

Amended and Restated Assignment Agreement between Florida Hooters, LLC and 155 East Tropicana, LLC dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.28

Amended and Restated Mark License Agreement between Lags Ventures, Inc. and Florida Hooters, LLC dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.29

Affirmation and Acknowledgement between Hooters Gaming Corporation and 155 East Tropicana, LLC dated March 9, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.30

Trademark License Agreement between PETE & SHORTY’S, INC., Florida 33763 and 155 East Tropicana, LLC dated March 11, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.31

Amendment to License Agreement between HI Limited Partnership and Hooters Gaming Corporation dated February 24, 2005, incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.32

Collateral Account Control Agreement among 155 East Tropicana, LLC and The Bank of New York Trust Company, N.A. dated March 29, 2005 (Renovation Disbursement Account), incorporated by reference to registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 13, 2005.

10.33	Amendment Number Two to Credit Agreement dated June 2, 2006, incorporated by reference to registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2006.

10.34

Amendment Number Three to Credit Agreement dated December 15, 2006, incorporated by reference to registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2006.

10.35	Letter of Intent dated January 12, 2007, incorporated by reference to registrant’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2007.

10.36

Change of Control Agreement between 155 East Tropicana, LLC and Gary A. Gregg dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.†

10.37

Change of Control Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.†

10.38

Change of Control Agreement between 155 East Tropicana, LLC and Kim Tyler dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.†

10.39

Change of Control Agreement between 155 East Tropicana, LLC and Rick Newman dated March 23, 2007, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.†

10.40

Employment Agreement between 155 East Tropicana, LLC and Michael J. Hessling dated October 31, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2006.†

10.41

Employment Agreement between 155 East Tropicana, LLC and Gary A. Gregg dated October 30, 2006, incorporated by reference to registrant’s Form 10-Q, as filed with the Securities and Exchange Commission on November 13, 2006.†

10.42

Employment Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated February 1, 2005, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.†

10.43

Employment Agreement between 155 East Tropicana, LLC and Kim Tyler dated October 27, 2004, incorporated by reference to registrant’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2007.†

10.44	Bonus Agreement between 155 East Tropicana, LLC and Deborah J. Pierce dated November 19, 2007.*†

31.1	Certification of Deborah J. Pierce under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Neil G. Kiefer under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Deborah J. Pierce pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Neil G. Kiefer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

†	Executive compensation plan or arrangement