Form 10-Q
period 2008-03-31
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2008-05-14
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,158,634	$5,861,991
Accounts receivable, net of allowance for doubtful accounts of $105,192 and $90,831 in 2008 and 2007, respectively	1,893,674	1,880,454
Inventories	837,465	931,029
Prepaid expenses	1,566,282	1,576,356
Total current assets	15,456,055	10,249,830
Property and equipment, net	115,701,679	117,084,512
Other long-term assets:
Deferred financing costs	4,622,296	4,971,161
Intangible assets	6,492,231	6,505,209
Other assets	364,022	336,022
Total other long-term assets	11,478,549	11,812,392
Total assets	$142,636,283	$139,146,734

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,820,627	$2,974,233
Accrued interest payable	5,687,500	2,843,750
Accrued liabilities	1,920,890	1,399,930
Purchase deposit and extension payments	5,000,000	3,500,000
Current portion of long-term debt	8,092,690	2,035,273
Total current liabilities	24,521,707	12,753,186
Related party royalties payable	3,206,705	2,848,796
Long-term debt	130,110,524	136,552,084
Total liabilities	157,838,936	152,154,066

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(49,536,028)	(47,340,707)
	(15,202,653)	(13,007,332)
Total liabilities and members’ (deficit) equity	$142,636,283	$139,146,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Operating revenues:
Casino	$6,426,798	$6,143,284
Food, beverage and entertainment	5,669,647	5,906,906
Hotel and other	5,924,230	6,634,913
	18,020,675	18,685,103
Less promotional allowances	(1,895,509)	(1,523,548)
Net operating revenues	16,125,166	17,161,555

Operating expenses:
Casino	3,036,055	3,345,967
Food, beverage and entertainment	4,054,943	4,502,110
Hotel and other	1,929,361	2,151,436
General and administrative	4,146,337	4,713,930
Depreciation and amortization	1,529,526	1,696,604
Related party royalties expense	357,909	346,790
Total operating expenses	15,054,131	16,756,837
Operating income	1,071,035	404,718

Other income (expense):
Interest income	80,213	37,428
Interest expense	(3,346,569)	(3,271,585)
Other income (expense), net	(3,266,356)	(3,234,157)
Net loss	$(2,195,321)	$(2,829,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net loss	$(2,195,321)	$(2,829,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,529,526	1,696,604
Amortization of debt issuance costs	348,865	348,866
Amortization of intangible asset	12,978	12,978
Changes in assets and liabilities:
Accounts receivable	(13,220)	(451,831)
Inventories	93,564	(13,928)
Prepaid expenses	10,074	(146,374)
Accounts payable	846,391	835,137
Accrued interest payable	2,843,750	2,843,750
Accrued liabilities	520,960	(245,270)
Related party royalties payable	357,909	346,791
Net cash provided by operating activities	4,355,476	2,397,284

Cash Flow From Investing Activities
Capital expenditures	(146,690)	(249,590)
Change in other assets	(28,000)	(5,000)
Net cash used in investing activities	(174,690)	(254,590)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	130,390	1,843,074
Principal payments on equipment purchase agreements	(514,533)	(517,552)
Purchase deposit and extension payments	1,500,000	—
Net cash provided by financing activities	1,115,857	1,325,522

Increase in cash and cash equivalents	5,296,643	3,468,216
Cash and cash equivalents, beginning of period	5,861,991	6,164,192
Cash and cash equivalents, end of period	$11,158,634	$9,632,408

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$502,819	$427,835

Assets acquired through equipment loans	$—	$312,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2008

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

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC.  Hooters Gaming LLC is owned by the holders of licenses to operate Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois and downtown Manhattan in New York as well as for the sale of wholesale foods and calendars and Nevada hotel/gaming and includes most of the original founders of the Hooters brand.  Pursuant to these license rights, the owners of Florida Hooters LLC operate 40 Hooters restaurants, publish Hooters calendars and operate a Hooters food business.  Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in Nevada and South Florida.  The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates two Dan Marino concept restaurants.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

On February 3, 2006, the newly renovated and re-branded Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel currently features a casino floor with 630 slot and video poker machines, 31 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s restaurant (which began offering 24 hour service as of October 24, 2007), a sports bar, several bars and Night Owl Showroom. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

Significant inter-company transactions between the Company and its wholly owned subsidiary have been eliminated in consolidation.

As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the Company’s 2007 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments – which include normal recurring adjustments – necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and 2007.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Principles

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Summary of Significant Accounting Principles (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The provisions will be effective as of January 1, 2009.  This statement requires enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how it accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) how derivative instruments and related hedged items affect a company’s financial results.  The Company currently does not have any derivative instruments.  The Company will evaluate the impact of this statement on its financial statements if and when it evaluates any potential derivative agreements.

3.  Long-term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	6,385,955	6,255,565
Equipment purchase agreements (3)	1,817,259	2,331,792
Total debt	138,203,214	138,587,357
Less: Current portion of debt	(8,092,690)	(2,035,273)
Total long-term debt	$130,110,524	$136,552,084

(1)   $130.0 million aggregate principal amount of 8.75% Senior Secured Notes (the “Notes”) issued on March 29, 2005 and due on 2012.

(2)   Outstanding draws against the Senior Secured Credit Facility as of March 31, 2008 and December 31, 2007, due on March 30, 2009.  At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum.  As of March 31, 2008, the Credit Facility carried an interest rate of 6.52% per annum.

(3)   During the first quarter ended March 31, 2007, the Company entered into a $0.3 million loan agreement to purchase approximately $0.4 million in hotel equipment.  The loan, which is collateralized by the equipment purchased, has a term of 18 months with an imputed interest rate of 12.7%.

4.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and “13” Martini Bar (which closed in 2007) is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at March 31, 2008 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $1.7 million, $0.6 million, and $0.9 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Related Party Transactions (continued)

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 3.96% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the quarters ended March 31, 2008 and 2007 totaled $0.3 million and $0.4 million, respectively.

5.  Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $6.7 million at March 31, 2008.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and “13” Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.3 million and $0.3 million for the quarters ended March 31, 2008 and 2007, respectively.  These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5. Commitments and Contingencies (continued)

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of March 31, 2008, $2.1 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at March 31, 2008 and December 31, 2007.

6.  Purchase Agreement

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

Under the terms of the Agreement, as amended, the Buyer has offered to purchase essentially all of the assets of the Company for a purchase price of $95.0 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Buyer will also be responsible for the Company’s $130.0 million in principal amount of 8.75% Senior Secured Notes due 2012.  In connection with the Agreement, as amended, the Company has received three nonrefundable deposit payments, (aggregating $3.0 million) including (1) a $1.0 million payment on May 7, 2007 and (2) a $0.5 million payment on August 14, 2007 and a $1.5 million deposit payment on November 26, 2007.   All deposits will be applied against the purchase price if the transaction closes.

The Agreement, as amended, provided for a closing date on or before December 31, 2007, which the Buyer could extend under certain conditions by paying $0.5 million for each month the Agreement is extended. Four extension fees of $0.5 million each were received by the Company from December through March 2008. In April 2008, an additional extension fee payment of $0.5 million was received.  The extension fees paid are not refundable and will not be credited toward the purchase price. The company has recognized the extension fees as deferred revenue until the transaction is either consummated or terminated.  Notwithstanding the Buyer’s right to extend the closing date, the Company may terminate the Agreement if the closing has not occurred on or before June 30, 2008.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.  Purchase Agreement (continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”), on April 2, 2007, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview for 155 East Tropicana, LLC

155 East Tropicana, LLC (“we”, “us”, “our”, or “155”) was formed on June 17, 2004 to acquire the Hôtel San Rémo Casino and Resort (“Hôtel San Rémo”), from Eastern & Western Hotel Corporation (“Eastern & Western”). Our common membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.

Florida Hooters LLC is a joint venture between Hooters Gaming LLC and Lags Ventures, LLC. The owners of Hooters Gaming LLC, which include most of the original founders of the Hooters brand, hold licenses to sell wholesale foods and calendars and to operate hotel casinos in Nevada and Hooters restaurants in Tampa Bay, Florida, Chicago, Illinois, and downtown Manhattan in New York. Lags Ventures, LLC is owned by a holder of the license rights to certain Hooters restaurants in Nevada and South Florida. Pursuant to these license rights, the owners of Florida Hooters LLC operate 40 Hooters restaurants, publish Hooters calendars, and operate a Hooters foods business. The owner of Lags Ventures, LLC is also the founder of the Dan Marino concept restaurants and owns and operates 2 Dan Marino concept restaurants.

Eastern & Western owns 90% of EW Common LLC, while our President owns the balance. Eastern & Western owned the Hôtel San Rémo from November 1988 until our acquisition of the Hôtel San Rémo in 2004.

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar (which closed in 2007) and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel. The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001. As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants. Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $1.2 million for the year ending December 31, 2007. Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

In August 2004, we agreed to the acquisition of the real property and other assets of the Hôtel San Rémo for approximately $74.6 million including transaction costs and expenses, and as adjusted for final purchase price adjustments.

On March 29, 2005, we issued $130.0 million aggregate principal amount of 8.75% Senior Secured Notes due 2012, or the old notes, in a private placement. The old notes were subsequently exchanged with new notes (“Notes”) registered under the Securities Act of 1933 on Form S-4. Interest payments on the Notes are due semi-annually, on each April 1 and October 1. We used the proceeds from the offering to refinance existing indebtedness, and used the remaining proceeds (together with cash from operations and proceeds from equipment financing) to renovate the hotel casino and to provide working capital.

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for facilitating the offering as a co-issuer of the Notes.

We also entered into a $15.0 million senior secured credit facility (the “Credit Facility”) concurrently with the offering. At March 31, 2008, $6.4 million was outstanding on the Credit Facility.

Results of Operations

We generate hotel, casino, food and beverage, entertainment and retail revenues at the hotel casino property.  During the quarter ended March 31, 2008, approximately 36% of the gross revenue was derived from the casino, 31% from food and beverage, and 33% from hotel and other.

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

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel (which opened on February 3, 2006), for the quarters ended March 31, 2008 and 2007 (in thousands, except for percentages):

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	% Change 2008 - 2007
	(in thousands)
Casino revenues	$6,427	$6,143	4.6%
Casino expenses	3,036	3,346	-9.3%
Profit margin	52.8%	45.5%

Food, beverage and entertainment revenues	$5,670	$5,907	-4.0%
Food, beverage and entertainment expenses	4,055	4,502	-9.9%
Profit margin	28.5%	23.8%

Hotel and other revenues	$5,924	$6,635	-10.7%
Hotel and other expenses	1,929	2,151	-10.3%
Profit margin	67.4%	67.6%

Promotional allowances	$1,896	$1,524	24.4%
Percent of gross revenues	10.5%	8.2%

General and administrative expenses	$4,146	$4,714	-12.0%
Percent of net revenues	25.7%	27.5%

The following discussion presents an analysis of the hotel casino’s results of operations for the quarters ended March 31, 2008 and 2007.

Comparison of Quarter Ended March 31, 2008 with the Quarter Ended March 31, 2007

Net operating revenues for the quarter ended March 31, 2008 were $16.1 million, a decrease of $1.1 million or 6.0%, from $17.2 million of net operating revenues generated during the same period in the previous year. . The decline in net revenue, as previously stated, was largely as a result of the decline of $0.7 million in room revenue caused by falling room rates.  Other Las Vegas casino/hotel market leaders announced they discounted room rates during the first quarter of 2008 to attract visitation in the current soft economy and expect the trend to continue.

Promotional allowances (which are subtracted from revenues) increased from $1.4 million to $1.9 million, largely due to the promotional give away of show tickets and rooms to casino customers.

Operating expenses were $15.1 million for the quarter ended March 31, 2008, a decrease of $1.7 million or 10.2%, from $16.8 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property wide payroll was analyzed in the last quarter of 2007 and payroll was reduced in several areas where there was excess capacity in restaurants.  We also reduced payroll in areas that did not impact our excellent customer service.  Additionally, other operating expenses were evaluated and trimmed where appropriate. This trend of reduced expenses, which began in the fourth quarter of 2007, is expected to continue into future quarters and will positively impact profits.

Casino revenues increased by $0.3 million to $6.4 million for the quarter ended March 31, 2008, compared to $6.1 million for the quarter ended March 31, 2007. The increase is due to our successful casino promotions that have brought in more customers to play on the casino floor.  We were successful in increasing casino revenues in the first quarter in spite of a decline of 3.0% in gaming revenue for all casinos on the Las Vegas Strip as reported by the Nevada State Gaming Control Board.

Table games revenue was $2.4 million in the first quarter of 2008, a decrease of $0.2 million, or 6.3%, compared to the table games revenue of $2.6 million from the prior year’s quarter. Table game drop decreased by $1.5 million, or 9.3%, to $14.7 million for the quarter ended March 31, 2008 compared to the $16.2 million for the quarter ended March 31, 2007. The decrease in table game drop was partially offset by an increase in the table game hold percentage from 15.8% in 2007 to 16.4% in 2008.  The table games generated an average win per table of $855 per day for the quarter ended March 31, 2008 as compared to $866 per day for the quarter ended March 31, 2007.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per table per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $862 for the quarter ended March 31, 2008.

Slot revenue of $3.8 million for the quarter ended March 31, 2008 was an increase of 11.8% compared to $3.4 million in the same period in 2007.  The average win per machine per day was $74 for the quarter ended March 31, 2008 as compared to $65 for the quarter ended March 31, 2007.  According to the Gaming Revenue Reports published by the Nevada State Gaming Control Board, the average win per machine per day for Las Vegas Strip casinos with annual gaming revenue of $12 to $36 million was $76 for the quarter ended March 31, 2008.  We continued targeting our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor.

Casino expenses which included casino operational expenses and casino marketing decreased by 9.3% to $3.0 million for the quarter ended March 31, 2008 compared to $3.3 million for the quarter ended March 31, 2007 largely due to decreases in payroll expense. The profit margin for casino operations increased from 45.5% during the quarter ended March 31, 2007 to 52.8% during the quarter ended March 31, 2008.

Food, beverage and entertainment revenue was $5.7 million for the quarter ended March 31, 2008 as compared to $5.9 million for 2007 a decrease of $0.2 million, or 4.0%. Food and beverage revenue declined due to a loss of food covers caused by the closure of the Dam Coffee Shop in October 2007.  The decline in food and beverage revenue was partially offset by the increase in entertainment ticket revenue of $0.3 million in the first quarter of 2008 as a result of opening the Bobby Slayton show in April 2007.

Food, beverage and entertainment expenses decreased to $4.0 million during the quarter ended March 31, 2008 from $4.5 million during the quarter ended March 31, 2007, a decrease of $0.5 million or 9.9%.  The savings in food, beverage and entertainment expenses were facilitated by increased efficiencies in payroll and other operating expenses with the closing of our excess restaurant capacity.

Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $0.7 million, or 10.7%, to $5.9 million for the quarter ended March 31, 2008, from $6.6 million for the quarter ended March 31, 2007. Room revenue was $4.4 million for the quarter ended March 31, 2008 compared to $5.1 million in 2007 Average daily room rates decreased by 11.0% from $90 for the quarter ended March 31, 2007 to $80 for the quarter ended March 31, 2008, and occupancy rates decreased from 91.3% for the period from quarter ended March 31, 2007 to 87.9% for the quarter ended March 31, 2008.

Sales from our retail outlets selling Hooters logo merchandise decreased by $0.1 million or 6.2%

Hotel and other expenses decreased by $0.3 million, or 10.3%, from $2.2 million during the quarter ended March 31, 2007 to $1.9 million during the quarter ended March 31, 2008, largely due to savings in payroll and other room department operating expenses. Because of those efficiencies, the profit margin for hotel and other revenue was 67.4% in the first quarter of 2008 compared to 67.6% for that same period in the prior year, despite the decline in revenue of 10.7%

General and administrative expense includes costs associated with advertising, marketing, information technology, finance, accounting, and property operations. General and administrative expense decreased $0.6 million to $4.1 million for the quarter ended March 31, 2008 compared to $4.7 million for the quarter ended March 31, 2007. The decrease in expenses is due to decreases in payroll, advertising, legal fees and various other administrative costs.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.5 million for the quarter ended March 31, 2008 decreased by $0.2 million, or 9.8%, from $1.7 million for the quarter ended March 31, 2007.

Related party royalties expenses.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expenses remained flat at $0.3 million for the quarters ended March 31, 2008 and 2007.  The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Interest income.  Interest income was approximately $80,213 for the quarter ended March 31, 2008, compared to $37,428 for the quarter ended March 31, 2007. The increase is associated with increased cash investments in 2008 and interest earned on trade receivables.

Interest expense.  Interest expense remained constant at $3.3 million for the quarter ended March 31, 2007 and 2008 with the modest increase in debt at March 31, 2008 offset by a decrease in interest rates.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our condensed consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 East Tropicana, LLC as of March 31, 2008:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
	(dollars in thousands)
Long-term debt (1)	$136,386	6,386	$—	130,000	—
Equipment purchase agreements (2)	1,817	1,706	111	—	—
Operating contracts (3)	4,163	1,229	1,213	55	—
Total	$142,366	$9,321	$1,324	$130,055	$—

(1)

The long-term debt represents the $6.4 million in outstanding draws against the Credit Facility as of March 31, 2008 due on March 30, 2009 and the $130.0 million Notes issued on March 29, 2005 and due on 2012.

(2)	We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.
(3)	Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

Liquidity and Capital Resources (155 East Tropicana, LLC)

For the quarter ended March 31, 2008, $4.4 million of cash was provided by operating activities and we used $0.2 million of cash in investing activities largely due to capital expenditures.

For the quarter ended March 31, 2008, $1.1 million of cash was provided by financing activities, as a result of the receipt of $1.5 million in extension payments on the pending purchase agreement with Hedwigs Las Vegas Top Tier, LLC (the “Purchase Agreement’), partially offset by $0.5 million in principal payments on our equipment debt. On April 30, 2008 we received an additional extension fee of $0.5 million, which extended the Purchase Agreement to May 31, 2008.

The Notes indenture contains certain provisions which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our four-year revolving Credit Facility of $15.0 million, which matures on March 30, 2009, currently has outstanding draws of $6.4 million at March 31, 2008.  All outstanding principal and interest under the Credit Facility is due and payable on March 30, 2009. If the sale of the property, as contemplated under the Purchase Agreement, is not consummated, we will begin negotiations with the holder of the Credit Facility to extend the revolving Credit Facility beyond that date.

During the quarter ended March 31, 2007, we entered into a new equipment financing agreement for $0.3 million.  At March 31, 2008, $1.7 million was outstanding under equipment financing agreements.

We believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations during 2008 through the use of cash (which totaled $11.2 million at March 31, 2008, including $3.8 million required in daily operations), our cash flow from operations, and our ability to draw against our $15.0 million Credit Facility, along with other available equipment financing and the receipt of extension fees payments called for under the Purchase Agreement that have been received subsequent to December 31, 2007.

On April 1, 2008 interest payment of $5.7 million due on the Notes was paid from available cash.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Certain of our accounting policies, including the estimated useful lives assigned to our assets, health benefit reserves, slot point reserves and determination of bad debt reserves, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based in part on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information obtained from independent valuation experts or other outside sources.  We cannot assure you that our actual results will conform to our estimates.  For additional information on critical accounting policies and estimates, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates.  We do not believe that their respective exposure to market risk is material.

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At March 31, 2008, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $1.7 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.1 million carrying interest rates averaging 11.72%.   The Notes carry a fixed interest rate of 8.75%, provided no events of default have occurred.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on March 30, 2009.  At March 31, 2008, $6.4 million was outstanding under the variable rate Credit Facility, carrying interest at 6.52%.  Assuming a 100 basis-point change in LIBOR at March 31, 2008 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $64,000.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2008.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	May 14, 2008

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	May 14, 2008

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)