Form 10-Q
period 2008-06-30
155 East Tropicana, LLC; 155 East Tropicana Finance Corp.
filed 2008-08-14
CIK 1326688, 1326686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

155 EAST TROPICANA, LLC

(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,568,628	$5,861,991
Accounts receivable, net of allowance for doubtful accounts of $119,861 and $90,831 in 2008 and 2007, respectively	1,192,521	1,880,454
Inventories	837,869	931,029
Prepaid expenses	1,593,266	1,576,356
Total current assets	11,192,284	10,249,830
Property and equipment, net	114,371,267	117,084,512
Other long-term assets:
Deferred financing costs	4,273,430	4,971,161
Intangible assets	6,479,254	6,505,209
Other assets	360,522	336,022
Total other long-term assets	11,113,206	11,812,392
Total assets	$136,676,757	$139,146,734

Liabilities and Members’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,154,660	$2,974,233
Accrued interest payable	2,843,750	2,843,750
Accrued liabilities	2,068,679	1,399,930
Purchase deposit and extension payments	—	3,500,000
Current portion of long-term debt	1,233,022	2,035,273
Total current liabilities	9,300,111	12,753,186
Related party royalties payable	3,570,589	2,848,796
Long-term debt	136,565,656	136,552,084
Total liabilities	149,436,356	152,154,066

Commitments and contingencies

Members’ (deficit) equity:
Membership interests	34,333,375	34,333,375
Accumulated deficit	(47,092,974)	(47,340,707)
	(12,759,599)	(13,007,332)
Total liabilities and members’ (deficit) equity	$136,676,757	$139,146,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Operating revenues:
Casino	$6,918,611	$6,521,624	$13,345,409	$13,045,725
Food, beverage and entertainment	5,853,877	6,373,307	11,523,524	12,280,213
Hotel and other	5,676,677	6,398,391	11,600,907	13,033,304
	18,449,165	19,293,322	36,469,840	38,359,242
Less promotional allowances	(2,013,407)	(1,753,794)	(3,908,916)	(3,277,342)
Net operating revenues	16,435,758	17,539,528	32,560,924	35,081,900

Operating expenses:
Casino	4,492,855	3,997,231	7,528,910	7,724,015
Food, beverage and entertainment	3,345,668	4,815,888	7,400,611	9,317,998
Hotel and other	2,055,952	2,247,399	3,985,313	4,398,835
General and administrative	4,289,069	5,137,901	8,435,406	9,851,831
Depreciation and amortization	1,629,734	1,840,966	3,159,260	3,537,570
Related party royalties expenses	363,884	371,179	721,793	717,969
Total operating expenses	16,177,162	18,410,564	31,231,293	35,548,218
Operating income (loss)	258,596	(871,036)	1,329,631	(466,318)

Other income (expense):
Income on forfeited deposits and extension fees	5,500,000	—	5,500,000	—
Interest income	10,910	15,013	91,123	52,441
Interest expense	(3,326,452)	(3,309,430)	(6,673,021)	(6,581,015)
Other income (expense), net	2,184,458	(3,294,417)	(1,081,898)	(6,528,574)
Net income (loss)	$2,443,054	$(4,165,453)	$247,733	$(6,994,892)

Income (loss) allocable to preferred and common member interests:

Income allocable to preferred interest - EW Common, LLC	$250,000	$250,000	$500,000	$500,000

Income (loss) allocable to common member interests	2,193,054	(4,415,453)	(252,267)	(7,494,892)

Net Income (loss)	$2,443,054	$(4,165,453)	$247,733	$(6,994,892)

The accompanying notes are an integral part of these condensed consolidated financial statements.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash Flow From Operating Activities
Net income (loss)	$247,733	$(6,994,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,159,260	3,537,570
Amortization of deferred financing costs	697,731	697,731
Amortization of intangible asset	25,955	25,955
Changes in operating assets and liabilities:
Accounts receivable	687,933	(285,438)
Inventories	93,160	(83,381)
Prepaid expenses	(16,910)	(195,390)
Accounts payable	180,428	353,922
Related party royalties payable	721,793	717,969
Accrued interest payable	—	—
Accrued liabilities	668,749	(219,082)
Net cash provided by (used in) operating activities	6,465,832	(2,445,036)

Cash Flow From Investing Activities
Capital expenditures	(446,016)	(730,211)
Change in other assets	(24,500)	—
Net cash (used in) investing activities	(470,516)	(730,211)

Cash Flow From Financing Activities
Proceeds from issuance of long-term debt	246,073	1,924,607
Principal payments on equipment purchase agreements	(1,034,752)	(996,107)
Proceeds from purchase deposit and extension fee payments	2,000,000	1,000,000
Redemption of purchase deposit and extension fee payments	(5,500,000)	—
Net cash (used in) provided by financing activities	(4,288,679)	1,928,500

Increase (decrease) in cash and cash equivalents	1,706,637	(1,246,747)
Cash and cash equivalents, beginning of period	5,861,991	6,164,192
Cash and cash equivalents, end of period	$7,568,628	$4,917,445

Supplemental disclosure of cash flow information
Cash paid for interest	$6,673,021	$5,883,284

Assets acquired through equipment loans	$—	$312,619

The accompanying notes are an integral part of these condensed consolidated financial statements

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2008

1.  Organization and Basis of Presentation

155 East Tropicana, LLC, a Nevada limited-liability company (the “Company”), was incorporated on June 17, 2004 to acquire the real and personal property of the Hôtel San Rémo Casino and Resort (the “Hôtel San Rémo”) in Las Vegas, Nevada with the intention of renovating the existing casino and hotel facility with a “Hooters” entertainment concept and theme.  The renovations were completed and the Hôtel San Rémo property was reopened as the new Hooters Casino Hotel on February 3, 2006.  The Company’s business is concentrated at the one casino and hotel property in Las Vegas, Nevada.  The renovations were financed by the Company and it’s wholly owned subsidiary, 155 East Tropicana Finance Corp., through a $130.0 million Senior Secured Notes offering that closed on March 29, 2005.  The Company’s membership interests are held two-thirds through Florida Hooters LLC and one-third through EW Common LLC.  The initial capitalization of the Company was provided by Florida Hooters LLC in the form of a $5.1 million cash contribution and the assignment of rights with respect to the Hooters trademark and logo and other intellectual property and by EW Common LLC in the form of a $25.0 million deemed capital contribution.  The deemed capital contribution from EW Common LLC carries with it a priority return of four percent on the contribution annually.  The payment of this priority return is subject to meeting certain financial covenants associated with the Company’s debt.

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

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

1.  Organization and Basis of Presentation (continued)

On February 3, 2006, the newly renovated and re-branded Hooters Casino Hotel was opened for business.  The Hooters Casino Hotel currently features a casino floor with 633 slot and video poker machines, 31 table games, 696 newly renovated hotel rooms including 17 suites, a tropical pool area, retail outlets, a day spa, and dining and entertainment options which include a Hooters restaurant, Dan Marino’s restaurant (which began offering 24 hour services as of October 24, 2007), a sports bar, several bars and Night Owl Showroom. The renovations included a redesign of the main entrance, a renovation and expansion of the casino and restaurant areas, a remodel of the hotel rooms and a renovation and expansion of the pool area.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments – which include normal recurring adjustments –necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations for the three month and six month periods ended June 30, 2008 and 2007.  The results of operations for such periods are not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Principles

Reclassifications. Certain reclassifications of participation fees and player club points, having no effect on net income (loss), have been made to the previously issued condensed consolidated financial statements to conform to the current period’s presentation of the Company’s condensed consolidated financial statements.

Income (loss) allocable to preferred and common member Interests. A schedule is presented on the condensed consolidated statements of operations which allocates net income (loss) between the preferred interest held by EW Common, LLC and the common member interests. As described in footnote 5, Preferred Return, a preferred return began accumulating on March 1, 2006 and accumulates whether or not there are profits or funds available for the payment of the preferred return. Under the Notes indenture, the preferred return is payable only if the Company’s coverage ratio meets certain criteria. No payments have ever been made through June 30, 2008.

Recently Issued Accounting Pronouncements.  In December 2007, FASB issued SFAS 141R, “Business Combinations”.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141’s cost-allocation process.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We will adopt SFAS 141R in the first quarter of 2009.  The impact on our accounting for future business combinations once adopted will be dependent upon acquisitions that are made in the future.  In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company believes this FSP, when adopted, will not have a material impact on its financial position, results of operations or cash flows.

Recently Issued Adopted Pronouncements.  In September 2006, the FASB issued SFAS  No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS 157 is effective for financial

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Summary of Significant Accounting Principles (continued)

statements issued for fiscal years beginning after November 15, 2007 and interim periods within these fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis.  As such, the Company partially adopted the provisions of SFAS No. 157 effective January 1, 2008, without any material impact to the Company’s financial position, results of operations or cash flows. The Company expects to adopt the remaining provisions of SFAS No. 157 beginning in 2009; however, the Company does not expect this adoption to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year on or before November 15, 2007, provided the provisions of SFAS 157 are also applied.  The Company adopted the provisions of SFAS No. 159, but chose not to elect the fair value option for eligible items that existed at January 1, 2008. Accordingly, the Company’s adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.  Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
8.75% Senior secured notes (1)	$130,000,000	$130,000,000
Senior secured credit facility (2)	6,501,637	6,255,565
Equipment purchase agreements (3)	1,297,041	2,331,792
Total debt	137,798,678	138,587,357
Less: Current portion of debt	(1,233,022)	(2,035,273)
Total long-term debt	$136,565,656	$136,552,084

(1)	$130.0 million aggregate principal amount of 8.75% Senior Secured Notes issued on March 29, 2005 and due on 2012.

(2)

Outstanding draws against the $15.0 million Senior Secured Credit Facility as of June 30, 2008 and December 31, 2007, respectively. At the Company’s option, the interest rate will be either the agent for the lender’s prime rate plus 2.00% per annum or LIBOR plus 3.50% per annum. As of June 30, 2008, the Credit Facility due September 30, 2011 carried an interest rate of 6.12% per annum.

(3)

During the six months ended June 30, 2007, the Company entered into a $0.3 million loan agreement to purchase approximately $0.4 million in hotel equipment. The loan, which is collateralized by the equipment purchased, has a term of 18 months with an imputed interest rate of 12.7%.

4.  Related Party Transactions

Royalties Expense

Pursuant to agreements related to the use of certain trademarks, the Company must pay fees and royalties to related parties.  A fee equal to 3% of all net profits earned from gaming activities is payable to Hooters Gaming Corporation, a consent fee equal to 6% of net revenues generated by the Dan Marino’s Restaurant and “13” Martini Bar (which closed in 2007) is payable to Lags Ventures, Inc. and a fee of 4% of cash sales from the Hooters branded restaurant, and 3% of the gross sales with any merchandise with a Hooters logo, is payable to Las Vegas Wings, Inc.  The total fees accrued at June 30, 2008 for Hooters Gaming Corporation, Lags Venture, Inc. and Las Vegas Wings, Inc. were $1.9 million, $0.6 million, and $1.1 million, respectively.  The Company began accruing these fees when the Hooters Casino Hotel opened on February 3, 2006.  The payment of these royalty fees is restricted under the indenture governing the Notes.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.  Related Party Transactions (continued)

Provident Advertising & Marketing, Inc.

The majority shareholder of Provident Advertising & Marketing, Inc. (“Provident”) is Edward C. Droste, a member of the Company’s management board and an indirect beneficial owner of 5.93% of the Company’s membership interests.  Provident was engaged by the Company to provide services related to the planning and development of an initial advertising and marketing plan and for the continued development and implementation of a strategic marketing plan for the Hooters Casino Hotel.  Provident continues to be involved as the Company’s advertising firm.  In addition, the Company purchases Hooters logo items from Provident for uniforms and for resale in the Company’s gift shops.  The amounts paid to Provident during the six months ended June 30, 2008 and 2007 totaled $0.7 million and $1.0 million, respectively.

5. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various claims arising in the normal course of business.  Management believes, however, that there are no proceedings pending or threatened against the Company, which, if determined adversely, would have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Contractual Commitments

The Company has entered into operational contracts totaling $7.4 million at June 30, 2008.

Hooters of America Royalty Payments

Beginning on February 3, 2006, the Company was required to pay the owner of the Hooters trademark, Hooters of America, a royalty fee equal to 2% of all net revenues of the hotel and casino (excluding the Dan Marino’s Restaurant and “13” Martini Bar) and 1% of revenues from the Pete and Shorty’s Tavern less miscellaneous expenses.  The total fees paid to Hooters of America were $0.6 million and $0.6 million for the six months ended June 30, 2008 and 2007. These fees are included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

155 EAST TROPICANA, LLC
(A NEVADA LIMITED-LIABILITY COMPANY)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Commitments and Contingencies (continued)

Preferred Return

The Company’s membership interests include an EW Common LLC preferred account, which accumulates a preferred return rate of 4% per annum on the $25.0 million account balance.  Such preferred return began accumulating on March 1, 2006, and accumulates whether or not there are profits or funds available for the payment of the preferred return.  Under the Notes indenture, the preferred return to EW Common LLC is payable only if the Company’s coverage ratio of EBITDA to fixed charges (as defined in the indenture and after giving effect to the payment of the preferred return) is 1.5 to 1 for the fiscal year as measured after the close of the fiscal year.  As of June 30, 2008, $2.3 million relating to the preferred account has accumulated, but has not been paid.  As the Company’s coverage ratio of EBITDA to fixed charges did not meet this defined ratio, no liability has been recorded in the accompanying consolidated financial statements at June 30, 2008 and December 31, 2007.

6.  Purchase Agreement Termination

The Company previously entered into a definitive Asset Purchase Agreement with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), an affiliate of the investment group led by NTH Advisory Group, LLC, and subsequently entered into a first, second and third amendment to the Asset Purchase Agreement (collectively, the “Agreement”). In connection with the third amendment to the Agreement, the Buyer was required to make a $0.5 million payment to the Company on or before June 6, 2008 or the Agreement automatically terminated. The Buyer did not make the payment. Accordingly, the Agreement terminated on June 6, 2008.

Under the terms of the Agreement, the Buyer offered to purchase essentially all of the assets of the Company for a purchase price of $98 million in cash, the payment of certain accrued royalties, and the assumption of certain outstanding liabilities of the Company. The Agreement also provided that the Buyer would be responsible for the Company’s $130 million in principal amount of 8 ¾% Senior Secured Notes due 2012. In connection with the Agreement, the Buyer paid a total of $5.5 million in deposits and extension fees to the Company, which are non-refundable and were fully earned on the dates of payment.  The deposits and extension fees were taken to income in June 2008.

Also as previously reported, the Company entered into a definitive Casino Operations Lease (the “Lease”) with the Buyer. Under the terms of the Lease, upon the closing provided for in the Agreement, the Company, as tenant, would have leased from the Buyer, as landlord, the portion of the hotel in which the gaming operations are presently located and would have conducted all gaming operations until the earlier of (i) the last day of the month following the month in which the Buyer obtains all applicable gaming approvals necessary to conduct the gaming operations or (ii) June 30, 2008, unless otherwise extended pursuant to the terms of the Lease. The commencement of the Lease term was contingent upon the closing provided for in the Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the accompanying notes.  This discussion contains forward-looking statements, within the meaning of Section 27A of Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans.  Some of the forward-looking statements can be identified by the use of forward-looking term such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates,” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statement, including those discussed herein and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“Commission”) on March 31, 2008, particularly under the heading “Risk Factors.”  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

Our affiliates have granted us assignments of certain license agreements pertaining to the use of the Hooters brand as well as the Dan Marino, “13” Martini Bar (which closed in 2007) and Pete & Shorty’s concept restaurants, which will allow us to operate the Hooters Casino Hotel.  The original founders of the Hooters brand sold the trademark rights (excluding certain rights they retained for themselves) to Hooters of America in 2001.  As a result, Hooters of America is the trademark owner of the Hooters brand and the operator and franchisor of Hooters restaurants.  Pursuant to the Hooters license assignment, we are required to pay Hooters of America a royalty fee, which totaled approximately $0.6 million for the six months ended June 30, 2008.  Aside from the abovementioned royalty fee, we are not otherwise affiliated with Hooters of America.

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

In connection with the offering, we formed a wholly owned subsidiary, 155 East Tropicana Finance Corp., solely for the purpose of facilitating the offering as a co-issuer of the Notes.

We also entered into a $15.0 million senior secured credit facility (“Credit Facility”) concurrently with the offering.  The term of the Credit Facility was extended to September 30, 2011 on August 13, 2008.  At June 30, 2008, $6.5 million was outstanding on the Credit Facility.

Results of Operations

We generate hotel, casino, food, beverage and entertainment and retail revenues at the hotel casino property.  During the quarter ended June 30, 2008, approximately 37.5% of the gross revenue was derived from the casino, 31.7% from food, beverage and entertainment and 30.8% from hotel and other.

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

Food, beverage and entertainment revenues are derived from food and beverage sales in the food, bar and entertainment outlets of the hotel casino, including restaurants, room service, bars, entertainment showroom and banquets.  Food, beverage and entertainment revenue is recognized at the time food, entertainment and/or beverage is provided to the guest.  “Covers” are the number of patrons served in a food outlet.  “Average check” is the average amount of food and beverage revenue charged to patrons on their restaurant checks.

The following table summarizes the results of operations of 155, doing business as the Hooters Casino Hotel for the quarter and six months ended June 30, 2008 and 2007 (in thousands, except for percentages):

	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	% Change 2008- 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% Change 2008-2007
	(in thousands)			(in thousands)
Casino revenues	$6,919	$6,522	6.1%	$13,345	$13,046	2.3%
Casino expenses	4,493	3,997	12.4%	7,529	7,724	-2.5%
Profit margin	35.1%	38.7%		43.6%	40.8%

Food, beverage and entertainment revenues	$5,854	$6,373	-8.1%	$11,524	$12,280	-6.2%
Food, beverage and entertainment expenses	3,346	4,816	-30.5%	7,401	9,318	-20.6%
Profit margin	42.8%	24.4%		35.8%	24.1%

Hotel and other revenues	$5,677	$6,398	-11.3%	$11,601	$13,033	-11.0%
Hotel and other expenses	2,056	2,247	-8.5%	3,985	4,399	-9.4%
Profit margin	63.8%	64.9%		65.6%	66.2%

Promotional allowances	$2,013	$1,753	14.8%	$3,909	$3,277	19.3%
Percent of gross revenues	10.9%	9.1%		10.7%	8.5%

General and administrative expenses	$4,289	$5,138	-16.5%	$8,435	$9,852	-14.4%
Percent of net revenues	26.1%	29.3%		25.9%	28.1%

Comparison of Quarter Ended June 30, 2008 with the Quarter Ended June 30, 2007

Net income of $2.4 million was generated for the quarter ended June 30, 2008 compared to a net loss of $4.2 million for the same quarter in 2007.  The $6.6 million improvement was due primarily to increased operating profits and income from forfeited deposits and extension fees as described in more detail in the paragraphs below.

Operating income of $0.3 million for the quarter ended June 30, 2008 improved by $1.2 million from a loss of $0.9 million in the same quarter last year.  The increased operating profit was primarily attributable to cost savings.

Net operating revenues for the quarter ended June 30, 2008 were $16.4 million, a decrease of $1.1 million or 6.3%, from $17.5 million generated during the same period in the previous year.  The decline in net revenue was largely a result of the decline of $0.5 million in room revenue caused by falling room rates.  Other Las Vegas casino/hotel market leaders announced they discounted room rates during the second quarter of 2008 to attract visitation in the current soft economy and expect the trend to continue.

Promotional allowances (which are subtracted from revenues) increased from $1.8 million to $2.0 million, largely due to the promotional give away of show tickets and rooms to casino customers.

Operating expenses were $16.2 million for the quarter ended June 30, 2008, a decrease of $2.2 million or 12.1%, from $18.4 million during the same period in the previous year.  This decrease in operating expenses was the result of an intense program of cost reductions.  Property-wide payroll was analyzed in the last quarter of 2007 and payroll was reduced in several areas where there was excess capacity in restaurants.  We also reduced payroll in other areas that did not impact our excellent customer service.  Additionally, other operating expenses were evaluated and trimmed where appropriate. This trend of reduced expenses, which began in the fourth quarter of 2007, is expected to continue into future quarters and will positively impact profits.

Casino.  Casino revenues increased by $0.4 million to $6.9 million for the quarter ended June 30, 2008, compared to $6.5 million for the quarter ended June 30, 2007.  The increase is due to our successful casino promotions that have brought in more customers to play on the casino floor.  We were successful in increasing casino revenues in the second quarter in spite of a decline of 7.5% in gaming revenue for all casinos on the Las Vegas Strip as reported by the Nevada Gaming Control Board.

Table games revenue was $2.2 million for the quarter ended June 30, 2008, a decrease of $0.5 million, or 17.2%, compared to the table games revenue of $2.7 million from the prior year’s quarter.  Table game drop decreased by $1.3 million or by 9.1%, to $13.7 million for the quarter ended June 30, 2008 compared to $15.0 million for the quarter ended June 30, 2007. The table games generated an average win per table of $788 per day for the quarter ended June 30, 2008 as compared to $983 per day for the quarter ended June 30, 2007.

Slot revenue of $4.5 million for the quarter ended June 30, 2008 was an increase of 25.1% compared to $3.6 million in the same period in 2007.  The average win per machine per day was $72 for the quarter ended June 30, 2008 as compared to $61 for the quarter ended June 30, 2007.    We continued targeting our marketing efforts to increase slot play through targeted slot marketing programs aimed at attracting a flow of customers to the casino floor.

Casino expenses, which included casino operational expenses and casino marketing, increased by 12.4% to $4.5 million for the quarter ended June 30, 2008 compared to $4.0 million for the quarter ended June 30, 2007 largely due to slot marketing costs.  The profit margin for casino operations decreased to 35.1% during the quarter ended June 30, 2008 from 38.7% during the quarter ended June 30, 2007.

Food, beverage, and entertainment. Food, beverage and entertainment revenue was $5.9 million for the quarter ended June 30, 2008 as compared to $6.4 million for 2007, a decrease of $0.5 million, or 8.2%. Food and beverage revenue declined due to a decline of 18,000 food covers or 7.5%, caused by the closure of the Dam Coffee Shop in October 2007, along with a 4.6 % decline in average check.  This was partially offset by the opening of the Dixie Dam Country Bar on May 23, 2008, which generated $0.1 million in beverage revenue in the quarter ended June 30, 2008.

Food, beverage and entertainment expenses decreased to $3.3 million during the quarter ended June 30, 2008 from $4.8 million during the quarter ended June 30, 2007, a decrease of $1.5 million or 30.5%.  The savings in food, beverage and entertainment expenses were facilitated by increased efficiencies in payroll and other operating expenses with the closing of our excess restaurant capacity.

The profit margin for food, beverage, and entertainment operations increased to 42.8% for the quarter ended June 30, 2008 from 24.4% in the same quarter in 2007 due to operational efficiencies.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa, and other miscellaneous revenue) decreased by $0.7 million or 11.3% to $5.7 million for the quarter ended June 30, 2008 from $6.4 million for the quarter June 30, 2007.

Room revenue was $4.3 million for the quarter ended June 30, 2008 compared to $4.8 million in 2007.  Average daily room rates decreased to $69 for the quarter ended June 30, 2008 from $78 for the quarter ended June 30, 2007, while occupancy rates increased to 97.6% for the quarter ended June 30, 2008 from 94.7% for the quarter ended June 30, 2007. Occupancy rates increased largely because of successful increased sales through the wholesalers, internet providers and our group sales.

Sales from our retail outlets selling Hooters logo merchandise decreased 7.7% to $1.2 million for the quarter ended June 2008 from $1.3 million for the quarter ended June 2007. Other miscellaneous revenue declined $0.1 million.

Hotel and other expenses decreased by 8.5% or $0.1 million to $2.1 million during the quarter ended June 30, 2008 from $2.2 million during the quarter ended June 30, 2007, due to savings in payroll and other room department operating expenses. The profit margin for hotel and other revenue was 63.8% in the second quarter of 2008 compared to 64.9% for that same period in the prior year.

Retail sales generated a profit margin of 48.1% for the quarter ended June 30, 2008 compared to 43.2% for the quarter ended June 30, 2007.

General and administrative.  General and administrative expense includes costs associated with marketing, information technology, finance, accounting, and property operations. General and administrative expense decreased $0.8 million or 16.5% to $4.3 million for the quarter ended June 30, 2008 compared to $5.1 million for the quarter ended June 30, 2007.  This decrease was principally due to significant decreases in advertising and marketing expenses, legal fees and various other administrative costs.

Depreciation and amortization expense.  Depreciation and amortization expense of $1.6 million for the quarter ended June 30, 2008 decreased by $0.2 million, or 11.5%, from $1.8 million for the quarter ended June 30, 2007.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and

Las Vegas Wings, Inc.  These related party royalties expense totaled $0.4 million during the quarters ended June 30, 2008 and 2007. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA, as defined in the indenture.

Income on forfeited deposits and extension fees.  In June of 2008 we recorded income on forfeited deposits and extension fees of $5.5 million in connection with the termination of the purchase agreement with Hedwigs Las Vegas Top Tier, LLC.

Interest income.  Interest income was $10,910 for the quarter ended June 30, 2008, compared to $15,013 for the quarter ended June 30, 2007.

Interest expense.  Interest expense remained the same at $3.3 million for the quarter ended June 30, 2008, and for the quarter ended June 30, 2007.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Comparison of Six Months Ended June 30, 2008 with the Six Months Ended June 30, 2007

Net income of $0.2 million was generated for the six months ended June 30, 2008 compared to a net loss of $7.0 million for the same six months in 2007.  The $7.2 million improvement was due primarily to increased operating profits and income from forfeited deposits and extension fees as described in more detail in the paragraphs below.

Operating income of $1.3 million for the six months ended June 30, 2008 improved by $1.8 million from a loss of $0.5 million in the same period last year.  The increased operating profit was primarily attributable to cost savings.

Net operating revenues for the six months ended June 30, 2008 were $32.6 million, a decrease of $2.5 million or 7.2%, from $35.1 million of net operating revenues for the six month ended June 30, 2007.

Casino.  Casino revenues increased by $0.3 million to $13.3 million for the six months ended June 30, 2008, compared to $13.0 million for the six months ended June 30, 2007 because of our successful slot promotions.

Table games revenue was $4.6 million in for the six months ended June 30, 2008, a decrease of $0.7 million, or 11.8%, compared to the table games revenue of $5.3 million from the prior year’s first six months.  Table game drop decreased to $28.3 million, or by 9.2%, for the six months ended June 30, 2008 compared to $31.2 million for the six months ended June 30, 2007, while table game hold percentage decreased from 16.8% in 2007 to 16.3% in 2008.  The table games generated an average win per table of $821 per day for the first six months of 2008 compared to $922 for the six months of 2007. Slot revenue of $8.4 million for the six months ended June 30, 2008 was an increase of $1.0 million or 12.6%

compared to $7.4 million in the same period in 2007.  The average win per machine per day was $73 for the six months ended June 30, 2008 compared to $63 for the same period in 2007.

Casino expenses decreased by $0.2 million or 2.5% to $7.5 million for the six months ended June 30, 2008 compared to $7.7 million for the six months ended June 30, 2007. The profit margin for casino operations increased from 40.8% during the six months ended June 30, 2007 to 43.6% during the six months ended June 30, 2008.

Food, beverage and entertainment.  Food, beverage and entertainment revenue was $11.5 million for the six months ended June 30, 2008 as compared to $12.3 million for June 2007, a decrease of $0.8 million or 6.2%.  The food revenues decreased $0.8 million or 10.5% to $6.4 million for the six months ending June 30, 2008 compared to $7.2 million for six months ending June 30, 2007. Beverage revenue (which includes complimentary beverages) decreased by $0.4 million or 8.5.% to $4.4 million for the six months ended June 30, 2008 from $4.8 million during the six months ended June 30, 2007.  Showroom revenue increased $$0.4 million due to a full six months of showroom revenue in 2008 of $0.7 million as compared to showroom revenue of $0.3 million in 2007 when the showroom opened in mid-April.

Food, beverage and entertainment expenses decreased from $9.3 million during the six months ended June 30, 2007 to $7.4 million during the six months ended June 30, 2008, a decrease of $1.9 million or 20.6%.  The profit margin for food, beverage and entertainment operations increased from 24.1% during the six months ended June 30, 2007 to 35.8% during the six months ended June 30, 2008 due to operational efficiencies in payroll and cost of sales.

Hotel and other.  Hotel and other revenue (which includes hotel room revenue, retail, spa and other miscellaneous revenue) decreased by $1.4 million, or 11.0%, to $11.6 million for the six months ended June 30, 2008 from $13.0 million for the six months ended June 30, 2007.  Room revenue decreased $1.1 million or 11.7% to $8.8 million for the six months ended June 30, 2008 compared to $9.9 million in 2007. The average daily room rate decreased to $74 for the six months ended June 30, 2008 compared to $84 for the prior year and occupancy held steady at 93% for six months ended June 30, 2008 and 2007.

Sales from the retail outlets was $2.4 million in the six months ended June 30, 2008, a decrease of $0.1 million from the six months ended June 30, 2007.

Hotel and other expenses decreased by $0.4 million or 9.4% from $4.4 million during the six months ended June 30, 2007 to $4.0 million during the six months ended June 30, 2008 due to operational efficiencies in payroll and departmental expenses. The profit margin for hotel and other was 65.6% for the six months ended June 30, 2008 compared to 66.2% for the same period in the prior year. Retail sales generated a profit margin of 48.1% for the six months ended June 30, 2008.

General and administrative.  General and administrative expense includes costs associated with corporate marketing, information technology, and finance, accounting, and property operations.  General and administrative expense decreased $1.4 million or 14.4% to $8.4 million for the six months ended June 30, 2008 compared to $9.8 million for the six months ended June 30, 2007. This decrease was principally due to significant decreases in advertising and marketing expenses, legal fees and various other administrative costs.

Depreciation and amortization expense.  Depreciation and amortization expense of $3.2 million for the six months ended June 30, 2008 decreased by $0.4 million, or 10.7%, from $3.5 million for the six months ended June 30, 2007.

Related party royalties expense.  Beginning on February 3, 2006, we incurred related party royalty fees pursuant to agreements with Hooters Gaming Corporation, Lags Ventures, Inc., and Las Vegas Wings, Inc.  These related party royalties expense totaled $0.7 million during both the six months ended June 30, 2008 and 2007. The payment of the related party royalties is restricted under the Notes indenture.  The fees can only be paid after the close of the fiscal year and only if our debt coverage ratio is 1.5 to 1 for that fiscal year.  The payments of the royalty fees are further limited to the sum of 2% of revenue and 3% of EBITDA as defined in the indenture.

Income on forfeited deposits and extension fees.  In June of 2008 we recorded income on forfeited deposits and extension fees of $5.5 million in connection with the termination of the purchase agreement with Hedwigs Las Vegas Top Tier, LLC.

Interest income.  Interest income was $91,000 for the six months ended June 30, 2008, compared to $52,000 for the six months ended June 30, 2007.

Interest expense.  Interest expense was $6.7 million for the six months ended June 30, 2008, compared to $6.6 million for the six months ended June 30, 2007, an increase of $0.1 million.

Provision for income taxes.  155 is a limited-liability company and is treated as a partnership for federal income tax purposes.  Accordingly, a provision for federal income taxes is not recorded on our consolidated financial statements.  Taxable income or loss will be included in the income tax returns of the members.

Contractual Obligations

The following table summarizes the contractual commitments of 155 as of June 30, 2008:

	Payments Due By Year
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(dollars in thousands)
Equipment purchase financing agreements (1)	$1,297	$1,233	$64	$—	$—
Long-term debt (2)	136,502	—	—	136,502	—
Operating contracts (3)	7,446	3,802	3,589	55	—
Total	$145,245	$5,035	$3,653	$136,557	$—

(1)          The long-term debt represents the $6.5 million in outstanding draws against the Credit Facility as of June 30, 2008 due on September 30, 2011 and the $130.0 million Notes issued on March 29, 2005 and due on 2012.

(2)    We entered into various equipment purchase agreements in connection with the renovation and rebranding of the Hooters Casino Hotel.

(3)            Operating contracts represent various contracts for services in connection with the operations of the Hooters Casino Hotel.

Liquidity and Capital Resources

For the six months ended June 30, 2008, we generated $6.5 million of cash in operating activities, which was augmented by income of $5.5 million in forfeited deposits and extension fees related to the termination of the purchase agreement (the “Agreement”) with Hedwigs Las Vegas Top Tier, LLC (the “Buyer”), which we received from the Buyer in 2007 and 2008.

We have seen improvements in our operating cash flow and we are focused on optimizing our profitability.

For the six months ended June 30, 2008, $0.5 million of cash was used for capital expenditures.

For the six months ended June 30, 2008, we used $4.3 million of cash from financing activities. We borrowed $0.2 million on our line of credit, offset by $1.0 million in principal payments on debt.  Deposits of earnest money and extension fees of $3.5 million received in 2007, along with extension fees of $2.0 million received in 2008 were taken to net income with the termination of the Agreement.  The Agreement was terminated on June 6, 2008 when the Buyer did not make an additional required payment of $0.5 million.

The Notes indenture contains certain provisions, which restrict or limit our ability to, among other things, incur more debt, pay dividends, redeem stock or make other distributions, enter into transactions with affiliates or transfer or sell assets.

Our Credit Facility is a revolving credit facility of $15.0 million, which originally was scheduled to mature on March 30, 2009.  On August 13, 2008, the term of the Credit Facility was extended to September 30, 2011 with the payment of a $150,000 extension fee.  We currently have outstanding draws of $6.5 million at June 30, 2008. All outstanding principal and interest under the Credit Facility is due and payable on September 30, 2011.

Based on maintaining our current level of cash flow from operations, we believe that we have the flexibility to cover operational contingencies, working capital needs, capital expenditures, and debt service obligations for the next twelve months through the use of cash (which totaled $7.6 million at June 30, 2008, including $3.8 million required in daily operations), our cash flow from operations, and our ability to draw against our $15.0 million Credit Facility, along with other available equipment financing.

We will be reliant in future periods on the continued improvement in our cash flow from operations or our ability to raise capital through additional borrowing or equity infusion.  We are currently exploring our options which may include additional changes to our business model, capital improvements or a sale of some or all of our assets.  In the past, operating cash flows have fallen short of covering debt service and capital expenditure requirements resulting in downgrading of our Bond ratings and potentially affecting our ability to raise capital in the future.  On the positive side, the underlying value of the Company’s real estate and other assets may provide collateral for raising capital if needed.

On April 1, 2008, interest payment of $5.7 million due on the Notes was paid from available cash.

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

Market risk is risk of loss arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  At June 30, 2008, we had $130.0 million aggregate principal amount of the Notes, slot equipment purchase agreements of $1.7 million carrying an imputed interest rate of 3.327%, and hotel equipment purchase agreements of $0.1 million carrying interest rates averaging 11.72%.   The Notes carry a fixed interest rate of 8.75%, provided no events of default have occurred.  Since the Notes and equipment purchase agreements have fixed interest rates, there is no market risk associated with these loans other than fair value market risk, which we believe to be insignificant.  We have market risk associated with funds that may be borrowed on the $15.0 million Credit Facility, due to an interest rate that floats with the LIBOR or prime rate.  The term of the Credit Facility will mature on September 30, 2011.  At June 30, 2008, $6.5 million was outstanding under the variable rate Credit Facility, carrying interest at 6.12%.  Assuming a 100 basis-point change in LIBOR at June 30, 2008 and assuming no change in the funds borrowed on the $15.0 million Credit Facility, our annual interest cost would change by approximately $65,000.

We do not have any significant foreign currency exchange rate risk or commodity price risk and do not currently trade any market sensitive instruments.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2008.  This evaluation was done with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Conclusions

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, and have concluded that they are effective to timely alert them to material information relating to us required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On August 13, 2008, the Company entered into an Amendment Number Four to Credit Agreement with Wells Fargo Foothill, Inc. and paid an extension fee of $150,000.  The amendment extended the maturity date of the Credit Facility from March 30, 2009 to September 30, 2011.  The foregoing summary of the amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the amendment which is included in Exhibit 10.2 and incorporated herein by reference.

Item 6.  Exhibits.

Exhibits:

10.1	Third Amendment to Asset Purchase Agreement signed June 2, 2008 incorporated by reference to registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2008.

10.2	Amendment Number Four to Credit Agreement, dated as of August 13, 2008

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

31.2	Certification pursuant to §302 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

32.1	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Deborah J. Pierce

32.2	Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002, Neil G. Kiefer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

155 EAST TROPICANA, LLC

By:	/s/ Deborah J. Pierce	August 14, 2008

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

155 EAST TROPICANA FINANCE CORP.

By:	/s/ Deborah J. Pierce	August 14, 2008

Deborah J. Pierce
Chief Financial Officer (Principal Financial and Chief Accounting Officer)